Form 10QSB
period 2006-09-30
Piedmont Mining Company, Inc.
filed 2006-10-31
CIK 1366826

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2006

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to                     .
Commission File No. 333-135376
PIEDMONT MINING COMPANY, INC.
(Exact Name of Registrant as Specified in Its Charter)

North Carolina	56-1378516

(State or Other Jurisdiction	(I.R.S. Employer Identification
Of Incorporation or Organization)	Number)

18124 Wedge Parkway, Suite 214
Reno, Nevada	89511

(Address of Principal Executive Offices)	(Zip Code)
Registrant’s telephone number, including area code (212) 734-9848
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.

Yes ☑ No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.

Yes ☐ No ☑
As of October 26, 2006, there were 53,963,660 outstanding shares of the issuer’s common stock.

Transitional Small Business Disclosure Format (Check one):	Yes ☐ No ☑

PIEDMONT MINING COMPANY, INC.
FORM 10-QSB INDEX

'

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
PIEDMONT MINING COMPANY, INC.
(An Exploration Stage Company)
CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2006 (UNAUDITED) and DECEMBER 31, 2005

	September 30,	December 31,
	2006	2005
	(unaudited)	(audited)
ASSETS

Current Assets
Cash and cash equivalents	$123,209	$400
Prepaid expenses and other	31,942	20,559

Total Current Assets	155,151	20,959

Long Lived Assets, net	1,992	1,667

Other Assets
Exploration projects	172,167	75,500

Total Assets	$329,310	$98,126

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts payable	$19,001	$2,281
Bank overdraft	—	8,247
Accrued expenses	51,504	43,839
Accrued expenses – due to officers	107,164	264,234
Other liabilities	—	9,809
Due to directors	—	123,940
Convertible notes	—	27,000

Total Current Liabilities	177,669	479,350

Stockholders’ Deficit
Preferred stock, $1.00 par value; 25,000,000 shares authorized; no shares issued or outstanding at September 30, 2006 and December 31, 2005	—	—
Common stock, no par value; 100,000,000 shares authorized; 53,963,660 shares issued and outstanding at September 30, 2006; 43,958,041 shares issued and outstanding at December 31, 2005	14,057,188	12,820,971
Contributed capital	371,075	371,075
Contributed capital – stock warrants	119,781	—
Contributed capital – stock options	24,700	—
Accumulated deficit	(12,564,287)	(12,564,287)
Deficit accumulated during exploration stage	(1,856,816)	(1,008,983)

Total Stockholders’ Equity (Deficit)	151,641	(381,224)

Total Liabilities and Stockholders’ Equity (Deficit)	$329,310	$98,126

See accompanying notes.

PIEDMONT MINING COMPANY, INC.
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF LOSS (UNAUDITED)
FOR THE NINE AND THREE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005

					Exploration
					Stage Period
	Three Months Ended		Nine Months Ended		January 1, 2002
	September 30,		September 30,		through
	2006 (unaudited)	2005 (unaudited)	2006 (unaudited)	2005 (unaudited)	September 30, 2006
Operating Expenses
General and administrative	$22,735	$10,900	$64,753	$43,696	$335,160
Compensation, professional, legal and accounting	108,442	25,346	239,673	77,126	482,431
Depreciation expense	465	250	965	750	143,102
Research and development	2,313	3,550	10,881	19,841	69,997
Exploration, geological and geophysical costs	171,760	92,812	534,234	125,754	748,291

Loss from operations	(305,715)	(132,858)	(850,506)	(267,167)	(1,778,981)

Other Income (Expense)
Interest income	2,039	—	5,587	22	5,619
Interest expense	(690)	(6,935)	(3,183)	(18,635)	(37,133)
Other income	50	472	269	3,641	269
Gain on sale of historic gold bar and mineral rights	—	—	—	—	46,410
Loss on legal and note receivable settlements	—	—	—	—	(93,000)

Total other income, net	1,399	(6,463)	2,673	(14,972)	(77,835)

Net Loss	$(304,316)	$(139,321)	$(847,833)	$(282,139)	$(1,856,816)

Loss per share
Basic	$(0.006)	$(0.004)	$(0.017)	$(0.007)

Diluted	$(0.006)	$(0.004)	$(0.017)	$(0.007)

See accompanying notes.

PIEDMONT MINING COMPANY, INC.
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT (UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006
FOR THE YEAR ENDED DECEMBER 31, 2005

							Deficit
				Contributed	Contributed		Accumulated
	Common Stock			Capital-	Capital-		During	Total
	No. of		Contributed	Stock	Stock	Accumulated	Exploration	Shareholders
	Shares	$	Capital	Warrants	Options	Deficit	Stage	Deficit

Balance, December 31, 2004	37,152,646	$12,335,434	$371,075	$—	$—	$(12,564,287)	$(546,094)	$(403,872)
Stock issued upon conversion of debt	4,063,403	316,037	—	—	—	—	—	316,037
Sales of stock	2,441,992	145,000	—	—	—	—	—	145,000
Payments in stock on exploration projects	300,000	24,500	—	—	—	—	—	24,500
Net loss	—	—	—	—	—	—	(462,889)	(462,889)

Balance, December 31, 2005	43,958,041	12,820,971	371,075	—	—	(12,564,287)	(1,008,983)	(381,224)
Sales of stock, net of issuance costs	10,005,619	1,236,217	—	—	—	—	—	1,236,217
Issuance of stock warrants	—	—	—	119,781	—	—	—	119,781
Stock-based compensation	—	—	—	—	24,700	—	—	24,700
Net loss	—	—	—	—	—	—	(847,833)	(847,833)

Balance, September 30, 2006	53,963,660	$14,057,188	$371,075	$119,781	$24,700	$(12,564,287)	$(1,856,816)	$151,641

See accompanying notes.

PIEDMONT MINING COMPANY, INC.
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005

			Exploration Stage
			Period January 1,
	Nine Months Ended		2002
	September 30,		through
	2006	2005	September 30, 2006
Cash Flows from Operating Activities:
Net loss	$(847,833)	$(282,139)	$(1,856,816)

Adjustments to reconcile net loss to net cash used in operating activities:
Gain on sale of mineral rights	—	—	(40,000)
Loss on settlement of note receivable	—	—	19,000
Stock-based compensation	24,700	—	24,700
Depreciation	965	750	143,102
Changes due to (increase) decrease in operating assets:
Prepaid expenses and other	(11,383)	(7,600)	(28,993)
Changes due to increase (decrease) in operating liabilities:
Accounts payable and accrued expenses	(132,685)	100,719	138,213
Bank overdraft	(8,247)	—	—
Other liabilities	(9,809)	(9,563)	—

Net cash used in operating activities	(984,292)	(197,833)	(1,600,794)

Cash Flows from Investing Activities:
Purchase of long lived assets	(1,290)	—	(4,290)
Proceeds from note receivable	—	—	57,125
Proceeds from sale of mineral rights	—	—	40,000
Payments made on exploration projects	(86,667)	(51,000)	(137,667)

Net cash used in investing activities	(87,957)	(51,000)	(44,832)

Cash Flows from Financing Activities:
Sales of stock and warrants, net of issuance costs	1,345,998	125,000	1,490,998
Payments on convertible debt	(27,000)	—	(27,000)
Proceeds on convertible debt	—	75,000	318,145
Proceeds from revolving note — due to officer and advances from directors	—	54,500	157,309
Payments on revolving note — due to officer and advances from directors	(123,940)	—	(171,314)

Net cash provided by financing activities	1,195,058	254,500	1,768,138

Net increase in cash and cash equivalents	122,809	5,667	122,512
Cash and cash equivalents at beginning of period	400	1,041	697

Cash and cash equivalents at end of period	$123,209	$6,708	$123,209

See accompanying notes.

1.	Nature of Business and Significant Accounting Policies
a.	Nature of Business – Piedmont Mining Company, Inc. (the Company) was incorporated in 1983 under the laws of North Carolina and is an exploration stage company engaged in the exploration for gold and silver. All properties currently under exploration are located in Nevada.

b.	Basis of Presentation – The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America.

c.	Basis of Consolidation – The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, NetColony, LLC and Piedmont Gold Company, Inc. Neither subsidiary has material operations, tangible assets or liabilities. All significant intercompany accounts and transactions, if any, have been eliminated in consolidation.

d.	Use of Estimates – The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect certain reported amounts and disclosures, such as the allowance for doubtful accounts and various accruals. Accordingly, actual results could differ from those estimates.

e.	Long Lived Assets – Long lived assets are comprised of websites and equipment. They are recorded at cost and depreciated using the straight-line basis over their useful lives. Depreciation expense for the three and nine months ended September 30, 2006 was $465 and $965, respectively. Depreciation expense for the three and nine months ended September 30, 2005 was $250 and $750, respectively.

f.	Cash and Cash Equivalents – For purposes of the statement of cash flows, the Company considers all holdings of highly liquid investments with original maturities of three months or less and investments in money market funds to be cash equivalents. At September 30, 2006, the Company’s cash in bank balances exceeded the federally insured limits by $35,291.

g.	Advertising – The Company expenses advertising costs as they are incurred. Advertising expenses for the three and nine months ended September 30, 2006 were $4,985 and $11,453 respectively. No advertising expenses were incurred during the three and nine months ended September 30, 2005.

h.	Research and Development Costs and Exploration Projects – Pursuant to Emerging Issues Task Force (EITF) 04-02 mineral rights are capitalized at cost. This includes lease payments under exploration agreements. The projects are assessed for write-off when facts and circumstances indicate their carrying values exceed their recoverable values, such as failure to discover mineable ore. If a mineable ore body is found, these costs will be amortized when production begins using a units-of-production method. These costs are recorded to exploration projects on the consolidated balance sheets. Other exploration and geological costs and research and development costs are expensed as incurred.

i.	Net Loss Per Share – In accordance with Statement of Financial Accounting Standard (SFAS) No. 128, Earnings Per Share, and SEC Staff Accounting Bulletin No. 98, basic earnings/loss per common share (EPS) is computed by dividing net loss for the period by the weighted average number of common shares outstanding during the period. Under SFAS 128, diluted earnings/loss per share is computed by dividing the net loss for the period, with interest expense added back, by the weighted average number of common and common equivalent shares, such as stock options and warrants, outstanding during the period.

1.	Nature of Business and Significant Accounting Policies – continued
i.	Net Loss Per Share – continued - Net loss used in determining basic EPS was ($304,316) and ($847,833) for the three and nine months ended September 30, 2006 and ($139,321) and ($282,139) for the three and nine months ended September 30, 2005. The weighted average number of shares of common stock used in determining basic EPS was 53.62 and 50.18 million for the three and nine months ended September 30, 2006 and 38.47 and 37.62 million for the three and nine months ended September 30, 2005.

Net loss used in determining diluted EPS was ($304,316) and ($847,833) for the three and nine months ended September 30, 2006 and ($136,675) and ($275,611) for the three and nine months ended September 30, 2005. The weighted average number of shares of common stock used in determining diluted EPS was 53.62 and 50.18 million for the three and nine months ended September 30, 2006 and 38.47 and 37.62 million for the three and nine months ended September 30, 2005.

j.	Income Taxes –The Company provides for income taxes under SFAS 109, “Accounting for Income Taxes,” which requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities using the enacted income tax rate expected to apply to taxable income in the period in which the deferred tax liability or asset is expected to be settled or realized. SFAS 109 requires that a valuation allowance be established if necessary, to reduce the deferred tax assets to the amount that management believes is more likely than not to be realized. The provision for federal income tax differs from that computed by applying federal statutory rates to income before federal income tax expense mainly due to expenses that are not deductible and income that is not taxable for federal income taxes, including permanent differences such as non-deductible meals and entertainment.

k.	Stock Options – Prior to January 1, 2006, the Company followed Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25), and related interpretations in accounting for stock options issued to employees and directors. Under APB 25, when the exercise price of stock options equals or is less than the fair market value of the underlying stock of the date of grant, no compensation expense is recognized. For options issued to service providers, the Company follows SFAS No. 123, Accounting for Stock-Based Compensation, which requires recording the options at the fair value of the service provided.

Beginning January 1, 2006, the Company adopted SFAS 123(R), Share-Based Payment, which calls for recording stock-based compensation under the fair value method for stock options awarded to employees.
2.	Going Concern – The Company has had no revenues or cash flow from operations. This is because the Company is an exploration stage company, exploring mineral properties but not yet generating any revenue from those properties. These factors create an uncertainty as to how the Company will fund its operations and maintain sufficient cash flow to operate as a going concern.

In response to these adverse conditions, management is continuing to look for financing from various sources, including private placements from investors and institutions. Management believes these efforts will contribute toward funding the Company’s activities until revenue can be earned from the properties or a sale can be consummated. The Company’s ability to meet its cash requirements in the next year is dependent upon obtaining this financing and satisfying certain obligations, such as compensating its officers and consultants through non-cash means including the issuance of stock options. If this is not achieved, the Company may be unable to obtain sufficient cash flow to fund its operations and obligations, and therefore, may be unable to continue as a going concern.

2.	Going Concern – continued

The accompanying consolidated financial statements have been prepared on a going concern basis, and accordingly, do not include any adjustments relating to the recoverability and classification of recorded asset amounts nor do they include adjustments to the amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence or be required to sell its assets.

3.	Exploration Stage Company – As discussed in Note 1, the Company was formed in 1983. However, significant changes to the Company’s business and operations occurred from 1983 through 2002. The Company is currently in an exploration stage, which is characterized by significant expenditures for the examination and development of exploration opportunities. The Company’s focus for the foreseeable future will continue to be on exploration of various existing mineral properties and exploration of new properties.

4.	Convertible Promissory Notes – During 2003, the Company issued $85,000 of convertible promissory notes bearing interest at 5% per annum and maturing at various dates. During 2004, the Company issued an additional $158,145 of convertible promissory notes bearing interest at 5% per annum. During 2005, the Company issued $75,000 of convertible promissory notes, also bearing interest at 5% per annum. During 2005, most of these notes and the related accrued interest of $24,892 were converted into 4,063,403 shares of common stock. Conversion prices varied per agreement. One $27,000 convertible note remained unconverted at December 31, 2005 and was repaid in February 2006.

Two of the converted notes were with related parties. One of the Company’s directors held a note totaling $15,000 which converted into 170,156 shares. Also, this director is the chief operating officer of a company which held a note totaling $40,000 that converted into 656,298 shares.

5.	Related Party Transactions – The unpaid portion of the annual compensation of the Company’s President is included in accrued liabilities in the accompanying consolidated balance sheets. The unpaid amount included in accrued liabilities is $105,000 at September 30, 2006 and $14,500 at December 31, 2005. From time to time, the Company’s officers and directors advance monies to the Company under an unwritten arrangement accruing 5% interest annually. The unpaid balances related to these advances at September 30, 2006 and December 31, 2005 are $0 and $123,940, respectively. The unpaid interest related to these advances at September 30, 2006 and December 31, 2005 was $0 and $1,405, respectively. The Company pays rent for office space to the President, which totaled $3,600 and $10,400 for the three and nine months ended September 30, 2006 and $3,000 and $9,000 for the three and nine months ended September 30, 2005.

Various other related party transactions are disclosed in other notes.

6.	Income Taxes – Income taxes are paid only to the United States government and applicable state governments. The federal and state income tax expense (benefit) consists of the following:

	Nine months ended September 30,
	2006	2005
Current:
Federal	$—	$—
State	—	—

Total current	—	—

Deferred:
Federal	(296,578)	(96,582)
State	(59,316)	(19,717)

Total deferred	(355,894)	(116,299)

Less valuation allowance	355,894	116,299

Income tax expense	$—	$—

A reconciliation of the provision (benefit) for income taxes with amounts determined by applying the statutory U.S. federal income tax rate to income before income taxes is as follows:

	Nine months ended September 30,
	2006	2005
Net loss before taxes	$(847,833)	$(281,758)
Statutory rate	42%	42%

Total computed tax expense (benefit)	(356,090)	(118,338)
(Decrease) increase in taxes resulting from:
Temporary differences	196	2,039
Increase in valuation allowance	355,894	116,299

Income tax expense from continuing operations	$—	$—

Effective income tax rate	0%	0%

6.	Income Taxes – continued - The deferred tax assets result from net operating loss carry-forwards. These assets will therefore reverse either upon their utilization against taxable income or upon their statutory expiration. Federal net operating loss carry-forwards of $12,536,743 remained at September 30, 2006, and expire as follows:

Net Operating
Expiration	Loss
2009	$2,126,000
2010	1,695,000
2011	2,958,000
2012	1,300,000
2017	778,000
2018	573,000
2019	336,000
2020	1,368,000
2021	202,000
2022	179,000
2023	171,545
2024	161,755
2025	271,586
2026	416,857

$12,536,743

The Company’s deferred tax asset as of September 30, 2006 and December 31, 2005 was $5,526,539 and $5,170,645, respectively. These were fully offset by valuation allowances, resulting in a net deferred tax asset of $0 for each period.

7.	Supplemental Cash Flow Information – The Company paid no cash for income taxes or interest for the three and nine months ended September 30, 2006 or 2005. The Company paid $10,000 in common stock pursuant to the terms of the Antelope Ridge property agreement during the three and nine months ended September 30, 2006 and $24,500 in common stock pursuant to the terms of various other property agreements during the nine months ended September 30, 2005. The Company converted promissory notes totaling $172,285 in principal and interest to common stock during the nine months ended September 30, 2005. The Company awarded non-cash compensation in the form of stock options. See footnote 8 for further discussion.

8.	Stock Based Compensation and Other Equity Transactions – The Company does not have a stock based compensation plan in place. The Company’s compensation committee makes recommendations to the Board of Directors for the granting of awards of stock options to its officers and directors on a case-by-case basis. Prior to January 1, 2006, the Company accounted for this plan in accordance with APB 25. Therefore, no stock-based employee compensation expense for stock options was reflected in the income for the three and nine months ended September 30, 2005. Had compensation cost been recorded based on the fair value at grant date, the effect on net loss would have been immaterial. In making this determination, the Company estimated the fair market value of the options issued during the three and nine months ended September 30, 2005, using the Black-Scholes option pricing model with the following assumptions:

8.	Stock Based Compensation and Other Equity Transactions – continued

Risk-free interest rate	2.54%
Volatility factor	17.00%
Contractual life of options, in years	5 to 7
Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123(R), Share-Based Payments. The fair value of options issued during the three and nine months ended September 30, 2006 was determined using the Black-Scholes option pricing model with the following assumptions:

	Three months	Nine months
	ended	ended
	September 30, 2006	September 30, 2006
Risk-free interest rates	4.79%	4.43% to 4.79%
Volatility factor	22%	22% to 26%
Contractual life of options, in years	5	5
Service period in years	1 to 3	1 to 3
Weighted average calculated value of options granted	$0.027	$0.032
Of those granted during the nine months ended September 30, 2006, 766,667 of the 2,350,000 vested immediately; 816,667 vest in 2007; and the remainder vest in 2008. The terms of these awards are five years. Total shares able to be purchased, as they vest, is 2,350,000. If employment is terminated, the employee may exercise within 90 days only those options that vested. The fair value of these options was $75,450 at the grant date. Total compensation expense for the three and nine months ended September 30, 2006 equaled $9,900 and $24,700 respectively, which corresponds to the vesting schedule. As of September 30, 2006, the total compensation expense related to nonvested awards to be recognized in future periods is $50,750. It will be recognized equally as it vests on the anniversary dates of the grants during 2007 and 2008. Of those granted during the nine months ended September 30, 2005, 1,241,666 of the 2,925,000 vested immediately; 841,667 will vest on the first anniversary date; 841,667 will vest on the second anniversary date. The terms of these awards range from five to seven years. Total shares able to be purchased, as they vest, is 3,425,000. The fair value of these options was immaterial at the grant date. No cash was received in exchange for any of the options awarded. Since no options have been exercised, no proceeds have been received for the nine months ended September 30, 2006 and 2005. Below is a summary of the stock option activity for the nine months ended September 30, 2006 and 2005:

8.	Stock Based Compensation and Other Equity Transactions – continued

	Number of
	Shares	Weighted
	Subject to	Average
	Options	Exercise Price

Outstanding, December 31, 2004	500,000	$0.300
Granted, February 3, 2005	2,925,000	$0.226

Outstanding, September 30, 2005	3,425,000	$0.236

Outstanding, December 31, 2005	3,425,000	$0.236
Granted, February 8, 2006	1,200,000	$0.230
Expired, April 13, 2006	(500,000)	$0.300
Granted, June 16, 2006	1,150,000	$0.250

Outstanding, September 30, 2006	5,275,000	$0.232

		Weighted
		Average
	Nonvested	Fair
	Options	Value

Nonvested Options
Nonvested options, December 31, 2005	1,683,333	$—
Granted, February 8, 2006	1,200,000	$0.037
Granted, June 16, 2006	1,150,000	$0.027
Vested	(1,608,333)	$0.015

Nonvested options, September 30, 2006	2,425,000	$0.019

If the options are exercised, the Company will issue stock from shares authorized but unissued. There is no policy for reserving shares to be issued upon exercise, nor is there a policy for repurchasing shares issued.

The following tables summarize information and terms of the options outstanding and exercisable:

As of September 30, 2005:

Options Outstanding				Options Exercisable
		Weighted			Weighted
		Average			Average
		Remaining	Weighted		Remaining	Weighted
Range of	Number	Contractual	Average	Number	Contractual	Average
Exercise Prices	of Shares	Life (in years)	Exercise Price	of Shares	Life (in years)	Exercise Price

$0.20-0.30	3,425,000	4.42	$0.236	1,741,667	4.093	$0.243

8.	Stock Based Compensation and Other Equity Transactions – continued

As of September 30, 2006:

Options Outstanding				Options Exercisable
		Weighted			Weighted
		Average			Average
		Remaining	Weighted		Remaining	Weighted
Range of	Number	Contractual	Average	Number	Contractual	Average
Exercise Prices	of Shares	Life (in years)	Exercise Price	of Shares	Life (in years)	Exercise Price

$0.20-0.25	5,275,000	4.68	$0.232	2,850,000	4.602	$0.228
Warrants – Warrants granting holders the right to purchase 2,175,325 shares were issued during the nine months ended September 30, 2005. The Company estimated the total fair market value of these warrants to be immaterial at the date of grant, using the assumptions employed above in valuing the stock options. No warrants were exercised during the nine months ended September 30, 2005. During the nine months ended September 30, 2006, the Company issued warrants granting holders the right to purchase 6,653,666 shares of common stock. These warrants were issued with the common stock sold during that time. Other warrants were issued as independent equity instruments in lieu of cash payment for commission fees for the stock placement. The Company estimates the total fair market value of these warrants to be $151,043 at the date of grant, using the same methods and assumptions employed above in valuing the stock options. This differs from the amount reflected in the consolidated balance sheet and statement of stockholders’ deficit of $119,781 due to the allocation of the sales proceeds for the warrants sold with common stock. These proceeds were allocated based on the fair value of the stock and warrants:

Fair value of warrants issued as a unit with shares of common stock	$95,817
Fair value of warrants issued independent of other equity instruments	55,226

Fair value as stated above	$151,043

Fair value of stock sold in units	$1,955,033
Fair value of warrants sold in units	95,817

Total fair value of units sold	$2,050,850

Total proceeds received for units sold	$1,396,500
Amount allocated to stock based on proportional method	1,331,945

Amount allocated to warrants based on proportional method	$64,555

Fair value of warrants issued independent of equity instruments	$55,226
Amount allocated to warrants sold in units	64,555

Total value of stock warrants as stated on balance sheet	$119,781

During the nine months ended September 30, 2006, holders exercised warrants totaling 357,143 shares at an exercise price of $0.095 per share. Outstanding total warrants at September 30, 2006 were 9,394,813. The exercise prices on all warrants range from $.08 to $.26 per share. The warrants are exercisable immediately upon issuance and the expiration dates range between one year and two years after issuance.
Common Stock — The holders of the Company’s common stock are entitled to one vote for each share held of record on all matters submitted to a vote of shareholders. Holders of common stock are entitled to receive ratably such dividends, if any, as may be declared by the Board of Directors out of funds legally available.
The Company did not declare or pay any cash dividends during the past two years. The Company has no present plan for the payment of any dividends.
9.	Long Lived Assets — Long lived assets are comprised of the following at September 30, 2006 and December 31, 2005:

	2006	2005
Websites	$190,738	$190,738
Computer equipment	1,290	—
Accumulated depreciation	(190,036)	(189,071)

Long lived assets, net	$1,992	$1,667

10.	Disclosure About Fair Value of Financial Instruments by a Nonfinancial Entity –

Accounts payable and accrued expenses - The carrying value of accounts payable and accrued expenses approximates fair value due to the short-term nature of the obligations.

Due to directors - The carrying value of amounts due to directors approximates fair value due to the short term nature of the obligations.

Convertible notes - The carrying amounts approximate fair value based on current market rates for notes with similar maturities and terms.

The estimated fair values of the Company’s financial instruments are as follows as of September 30, 2006 and December 31, 2005:

	2006		2005
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Cash and cash equivalents	$123,209	$123,209	$400	$400
Accounts payable and bank overdraft	$19,001	$19,001	$10,528	$10,528
Accrued expenses	$51,504	$51,504	$43,839	$43,839
Accrued expenses — due to officers	$107,164	$107,164	$264,234	$264,234
Other liabilities	$—	$—	$9,809	$9,809
Due to directors	$—	$—	$123,940	$123,940
Convertible notes	$—	$—	$27,000	$27,000
The Company determined the estimated fair value amounts by using available market information and commonly accepted valuation methodologies. However, considerable judgment is required in interpreting market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that the Company or holders of the instruments could realize in a current market exchange. The use of different assumptions and estimation methodologies may have a material effect on the estimated fair values.

11.	Commitments – The Company entered into various property agreements during the nine months ended September 30, 2006 and the year ended 2005. These include:

Antelope Ridge Project – On April 26, 2005, the Company entered into a ten year mining lease with an option to purchase this property. The Company must pay annual lease and option payments as follows:
By April 26, 2007: $15,000 plus $15,000 worth of Common Stock

On each subsequent anniversary date: $20,000 and $20,000 worth of Common Stock.
In addition, the Company is required to spend the following amounts on exploration and maintenance of the property as follows:

By April 26, 2007:	$100,000
By April 26, 2008:	$100,000

11.	Commitments – continued

The Company may purchase this property for $1,000,000, subject to a 3% net smelter returns royalty on production from the property. The purchase option must be exercised prior to the commencement of production from the property. The Company has the right to terminate this agreement on 60 days notice to the lessor.

Bullion Mountain Project – Effective November 11, 2005, the Company entered into a ten year mining lease with option to purchase. Payments required on each anniversary date are as follows:

2006:	$5,000
2007:	$10,000
2008 and thereafter:	$15,000
In addition, the Company is required to spend the following amounts on exploration and maintenance of the property:

By November 11, 2006:	$20,000
By November 11, 2007:	$50,000
The Company has the option to purchase this property at any time for $500,000, which must be exercised before production can commence. All lease, work requirement and property maintenance payments made up to this point would be deducted from this price. Also, upon exercise of the purchase option, the Company would be required to pay a 3% net smelter returns royalty on production from the property. The Company has the right to terminate this agreement at any time by giving 60 days prior written notice.

Dome-Hi-Ho Project – On April 26, 2005, the Company entered into a five year exploration agreement with an option to enter into a joint venture agreement. The agreement was amended on April 3, 2006. The Company must elect by April 26, 2011 to exercise the underlying option on 20 of the claims by paying $200,000. Subsequent annual exploration and development requirements will be:

By March 1, 2007:	$180,000
By March 1, 2008:	$400,000
By March 1, 2009:	$500,000
By March 1, 2010:	$540,000
The Company is required to make the following additional payments, which are creditable against the option exercise price of $200,000:

By April 13, 2007:	$10,000
By April 13, 2008:	$20,000

11.	Commitments – continued

Upon performance of the above requirements, the Company will be granted a 51% interest in the property. In addition, the Company is obligated to pay the underlying claims maintenance and property holding costs as well as annual rental payments under a pre-existing lease agreement with a third party. The term of this lease is twenty years, beginning July 21, 2003. The Company will therefore be required to pay the following lease amounts:

2007	$8,333
After the 2007 anniversary date, the annual rental amount will be increased based on the Consumer Price Index. Also, the Company would be required to pay royalties based on a graduated scale, ranging from 3.0% to 4.0% should production occur on the property.

Trinity Silver Project - The Company entered into this agreement in September 2005. In order to earn an initial 25% interest in the property, the Company must spend a total of $1,000,000 on or for the benefit of the property prior to September 2008. Not less than $125,000 of this must be spent during the second year. In order to earn an additional 26% interest in the property, the Company must spend an additional $1,000,000 prior to September 2010. This would bring the Company’s total interest to 51%. In order to earn an additional 9% interest in the property (for a total of 60%), the Company must spend an additional $2,000,000 prior to September 2013. The Company may terminate this agreement at any time upon 30 days written notice, whereupon the Company would have no further obligations or liabilities under this agreement except for certain fees. Drilling began on this project in April 2006.

Pasco Canyon Project – On February 14, 2006, the Company entered into a five year exploration agreement with an option to enter into a joint venture agreement with the property owner. The agreement requires the Company to complete $1,000,000 in exploration and development costs over a five year period as follows:

Year 1	$50,000
Year 2	$100,000
Year 3	$200,000
Year 4	$200,000
Year 5	$450,000
Upon completion of the required expenditures the Company will have acquired a 60% undivided interest in the property. Furthermore, a formal joint venture agreement will be entered into by the Company and the owner of the property recognizes the Company as the operator of the joint venture. The Company has the right to terminate this agreement at any time, subsequent to the first year’s expenditure requirement of $50,000, by giving 30 days prior written notice.

Dutch Flat Gold Project – The Company entered into an exploration agreement with an option to form a joint venture on July 2, 2006, on 114 unpatented claims in Humboldt County, Nevada. Upon signing, the agreement required a one-time payment of $35,000. The agreement requires the Company to fund $2,000,000 in exploration costs over a five year period as follows:

Year 1	$200,000
Year 2	$300,000
Year 3	$500,000

11.	Commitments – continued

Year 4	$500,000
Year 5	$500,000
Upon completion of the first year’s work requirement, the Company may terminate this agreement at any time on 30 days notice. Upon completion of the $2,000,000 in exploration expenditures over the 5-year period, the Company shall have earned a 51% interest in the property and can then elect to either 1) form a joint venture at that point whereby the Company owns 51%, or 2) earn an additional 19% interest in property by funding a positive feasibility study and then form a joint venture. The Company would be the operator of the joint venture. Six of these claims are subject to a 1.5% net smelter returns royalty. Another company, in which one of the Company’s Directors has an interest, holds a 1% net smelter returns royalty on another sixteen of these claims.

Item 2. Management’s Discussion And Analysis Or Plan Of Operation
     Forward-Looking Statements and Associated Risks. Except for statements of historical facts, this report contains forward-looking statements involving risks and uncertainties. You can identify these statements by forward-looking words including “believes,” “considers,” “intends,” “expects,” “may,” “will,” “should,” “forecast, “ or “anticipates,” or the equivalents of those words or comparable terminology, and by discussions of strategies that involve risks and uncertainties. Forward-looking statements are not guarantees of our future performance or results, and our actual results could differ materially from those anticipated in these forward-looking statements. We wish to caution readers to consider the important factors, among others, that in some cases have affected, and in the future could affect, our actual results and could cause actual consolidated results for future fiscal years to differ materially from those expressed in any forward-looking statements made by us or on our behalf. These factors include without limitation, our ability to obtain capital and other financing in the amounts and at the times needed, identification of suitable exploration properties for acquisition, the successful discovery of gold, silver or other precious metals in quantities economically feasible for profitable production, changes in gold and silver prices, changes in the political climate for gold and silver exploration, and other risk factors listed from time to time in our Securities and Exchange Commission reports, including in particular the factors and discussions under the heading “Risk Factors” in the SB-2/A filed with the Securities and Exchange Commission on September 14, 2006.
Overview of Business
     We are a North Carolina corporation formed in 1983. From our inception until mid-1992, we were engaged in the exploration for, and production of, gold and other precious metals and the evaluation of gold properties in North and South Carolina. From 1983 we were engaged in exploration and from early 1985 until May 1992, we were also engaged in the mining and production of gold and silver at our Haile Mine Property near Kershaw, South Carolina. In May 1992, we entered into a joint venture at our Haile Mine Property with AGI. Our operations ceased at the Haile Mine Property in 1994 and litigation commenced between us and AGI in 1995. This litigation was settled in March 1999. We did not again become engaged in exploration activities until 2004, when we relocated our principal place of business to Reno, Nevada. Since October 2003, we have been an exploration stage company engaged in the acquisition and exploration of mineral properties. We have now entered into option and earn-in agreements on five different exploration properties in the state of Nevada. Our plan is to conduct exploration for gold and silver at each of these properties to assess whether they possess economic deposits of gold and/or silver, which can be recovered at a profit. We do not intend to build an exploration staff, but rather to joint venture our projects with competent exploration groups who can manage the exploration activities with our funding, although in some cases we may conduct exploration on our own using contractors. We do not know whether a commercially viable ore body will be located on any of our mineral claims or leased properties. Our current plans are strictly limited to research and exploration in the state of Nevada.
Going Concern
     The report of our independent auditors in our December 31, 2005 financial statements includes an explanatory paragraph indicating that there is substantial doubt about our ability to continue as a going concern due to recurring losses from operations, an accumulated deficit of $13,573,270 and a working capital deficit of $458,391 at December 31, 2005. Our ability to continue as a going concern will be determined by our ability to raise adequate funds and conduct one or more successful exploration programs. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Critical Accounting Policies
     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make a wide variety of estimates and assumptions that affect: (1) the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements, and (2) the reported amounts of revenues and expenses during the reporting periods covered by the financial statements. Our management routinely makes judgments and estimates about the effect of matters that are inherently uncertain. As the number of variables and assumptions affecting the future resolution of the uncertainties increases, these judgments become even more subjective and complex. We have identified certain accounting policies that are most important to the portrayal of our current financial condition and results of operations. Our significant accounting policies are disclosed in Note 1 of the Notes to the Financial Statements.
     Several of those critical accounting policies are as follows. Please refer to Note 1, Nature of Business and Significant Accounting Policies, including Note 1b, Basis of Presentation; Note 1d, Use of Estimates; Note 1h, Research and Development Costs and Exploration Projects; and Note 1j, Income Taxes.
Results of Operations
     Discussion of Revenues
     We have no revenues at this time and have not had any revenues in recent years, because we are an exploration company. We do not anticipate that significant revenues will be achieved until we either:
•	locate one or more economic mineral deposits which could then be put into production, from which we would then be able to extract gold or silver at a profit; or

•	enter into a joint venture arrangement on one or more of our leased properties; or

•	consummate a merger or acquisition with another company.
     There is no guaranty that our exploration activities will locate viable gold and/or silver reserves, or if an economic mineral deposit were discovered that we would be able to commence commercial production, or that if we do locate viable mineralization that we would be able to secure the funding necessary to proceed with the mining and production of the ore.
     Expenses for the Three and Nine Months Periods ending September 30, 2006 vs September 30, 2005
     The following table presents our consolidated statements of income (loss), as a percentage of loss, for the periods indicated.

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2006	2005	2006	2005
REVENUE	Nil	Nil	Nil	Nil
OPERATING EXPENSES
General and administrative	7.5%	7.8%	7.6%	15.5%
Compensation, professional, legal and accounting	35.6%	18.2%	28.3%	27.3%
Depreciation expense	0.2%	0.2%	0.1%	0.3%
Research and development	0.8%	2.5%	1.3%	7.0%
Exploration, geological and geophysical costs	56.4%	66.6%	63.0%	44.6%

TOTAL OPERATING EXPENSES	100.5%	95.3%	100.3%	94.7%

INCOME (LOSS) FROM OPERATIONS	100.5%	95.3%	100.3%	94.7%

Other income (expense)	-0.5%	4.7%	-0.3%	5.3%

INCOME (LOSS) BEFORE INCOME TAXES	100.0%	100.0%	100.0%	100.0%
Income tax benefit (expense)	0%	0%	0%	0%

NET INCOME (LOSS)	100.0%	100.0%	100.0%	100.0%

     General and administrative expenses increased by $11,835, or 109%, to $22,735 for the three months ended September 30, 2006 as compared to $10,900 for the three months ended September 30, 2005. The principal reason for this increase was due to increased insurance and advertising costs.
     For the nine months ended September 30, 2006, general and administrative expenses increased $21,057, or 48%, to $64,753 as compared to $43,696 for the nine months ended September 30, 2005. This increase for the nine month period was due to primarily to increased advertising and an overall increase in operations.
     Compensation, professional, legal and accounting expenses increased by $83,096, or 328%, to $108,442 for the three months ended September 30, 2006 as compared to $25,346 for the three months ended September 30, 2005. The principal reason for this increase was due to increased accounting, legal and consulting fees.
     For the nine months ended September 30, 2006, compensation, professional, legal and accounting expenses increased $162,547, or 211%, to $239,673 as compared to $77,126 for the nine months ended September 30, 2005. This increase for the nine month period is due to increased legal, accounting and consulting fees.
     Depreciation expense increased by $215, or 86%, to $465 for the three months ended September 30, 2006 as compared to $250 for the three months ended September 30, 2005. The principal reason for this increase was increased office equipment.
     For the nine months ended September 30, 2006, depreciation expense increased $215, or 29%, to $965 as compared to $750 for the nine months ended September 30, 2005. This increase for the nine month period is as discussed above.
     Research and development expenses decreased by $1,237, or 35%, to $2,313 for the three months ended September 30, 2006 as compared to $3,550 for the three months ended September 30, 2005. The principal reason for this decrease was that research costs were assigned to specific exploration projects.
     For the nine months ended September 30, 2006, research and development expenses decreased by $8,960, or 45%, to $10,881, as compared to $19,841 for the nine months ended September 30, 2005. This decrease for the nine month period is as discussed above.

     Exploration, geological and geophysical costs increased by $78,948, or 85%, to $171,760 for the three months ended September 30, 2006 as compared to $92,812 for the three months ended September 30, 2005. The principal reason for this increase was that exploration and drilling began on leased properties.
     For the nine months ended September 30, 2006, exploration, geological and geophysical costs increased by $408,480, or 325%, to $534,234 as compared to $125,754 for the nine months ended September 30, 2005. This principal reason for this increase for the nine month period is as discussed above.
Liquidity and Financial Condition
     Cash and Working Capital
     We had a decrease in working capital of $51,852 from December 31, 2004 to December 31, 2005, due to a decrease in current assets of $995 and an increase in current liabilities of $50,857. We had an accumulated deficit of $13,573,270 from our inception in 1983 to December 31, 2005, and an accumulated deficit of $14,421,103 at September 30, 2006. We have no contingencies or long-term obligations except for our work commitments under our six (6) option and earn-in agreements on our leased properties. All of these agreements can be terminated by us upon either 30 or 60 days notice.
     We had a cash balance of $400 on December 31, 2005 and a cash balance of $123,209 on September 30, 2006. For the nine months period ending September 30, 2006, we had a net cash inflow of $122,809.
     Internal and External Sources of Liquidity
     Over the next 12 months period, we plan to fund our operations through issuances of Common Stock or Common Stock with warrants. We could enter into a joint venture arrangement on one or more of our leased properties. In the event our exploration is successful and mining eventually commences on one or more of our leased properties, we could then commence receiving revenues from the sale of gold and/or silver produced on these properties.
     Contractual Obligations
     We have no commitments for capital expenditures.
     We do not engage in hedging transactions and we have no hedged mineral resources.
     We were and are committed to making certain exploration work expenditures, lease and option payments, and claims maintenance payments on properties signed at December 31, 2005 over the forthcoming 12 months period:
     Bullion Mountain Project:
•	Required work expenditure by 12/31/06: $20,000, of which $18,871 has already been completed;

•	Claims maintenance: $2,273;

•	Annual payment: $5,000;

     Antelope Ridge:
•	Required work expenditure by 12/31/06: $120,000, of which $105,446 has already been completed;

•	Claims maintenance: $6,679;

•	Annual payments: $10,000 cash and $10,000 in Common Stock;
     Dome HiHo Project:
•	Required work expenditure by 12/31/06: $180,000, of which $94,244 has already been completed;

•	Claims maintenance: $5,878;

•	Annual payments: $25,500,
     Trinity Silver Project:
•	Required work expenditure: $75,000, of which $331,048 has already been completed, which more than completes our work requirement for the first two years;

•	Claims maintenance: $5,478;

•	Annual payments: $0.
     As of the date of this report, the annual payments for Antelope Ridge and the Dome HiHo Project have been made. As of the date of this report, the claims maintenance fees for all of the aforementioned projects have been paid. All of these property agreements can be terminated on 30 to 60 days advance notice.
Off-Balance Sheet Arrangements
     We have no off-balance sheet arrangements. We do not engage in hedging transactions and we have no hedged resources.
Item 3. Controls And Procedures
(A)      Evaluation of Disclosure Controls and Procedures
Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted by us under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports filed under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our principal executive and financial officers, as appropriate, to allow timely decisions regarding required disclosure.
We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based upon and as of the date of that evaluation, our principal executive officer and financial officers concluded that there were material weaknesses in our internal controls, including those which relate to the review, approval and reconciliation of accounting data and entries. We are addressing these issues by reviewing and revising our internal accounting policies and procedures.
(B)      Changes in Internal Controls
There were no changes in our internal controls or in other factors that could have significantly affected those controls subsequent to the date of our most recent evaluation.

PART II – OTHER INFORMATION
Item 1. Legal Proceedings
None.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     On September 27, 2006, we issued 357,143 shares of our Common Stock upon the exercise of certain warrants issued as part of a private placement transaction on September 27, 2005. The exercise price of the warrants was $0.095, which resulted in gross proceeds to us in the amount of $33,928.59. The issuances of Common Stock was made by us in reliance upon the exemptions from registration provided under Section 4(2) and 4(6) of the Securities Act and Rule 506 of Regulation D, promulgated by the SEC under federal securities laws and comparable exemptions for sales to “accredited” investors under state securities laws. The original sale of the Warrants in the private placement was made to accredited investors as defined in Rule 501(a) under the Securities Act, no general solicitation was made by us or any person acting on our behalf; the securities sold were subject to transfer restrictions, and the certificates for those shares contain an appropriate legend stating that they have not been registered under the Securities Act and may not be offered or sold absent registration or pursuant to an exemption there from.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Submission Of Matters To A Vote Of Security Holders
None.
Item 5. Other Information
None.
Item 6. Exhibits

Exhibit No.	Description	Location

31.1	Certification Pursuant to Section 302	Provided herewith

31.2	Certification Pursuant to Section 302	Provided herewith

32.1	Certification Pursuant to 18 U.S.C. Section 1350	Provided herewith

32.2	Certification Pursuant to 18 U.S.C. Section 1350	Provided herewith

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PIEDMONT MINING COMPANY, INC.,
a North Carolina Corporation

Dated: October 31, 2006
/s/ Robert M. Shields, Jr.

By: Robert M. Shields, Jr.
Its: Chief Executive Officer (Principal
Executive Officer) and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description	Location

31.1	Certification Pursuant to Section 302	Provided herewith

31.2	Certification Pursuant to Section 302	Provided herewith

32.1	Certification Pursuant to 18 U.S.C. Section 1350	Provided herewith

32.2	Certification Pursuant to 18 U.S.C. Section 1350	Provided herewith