Form 10KSB
period 2006-12-31
Piedmont Mining Company, Inc.
filed 2007-04-05
CIK 1366826

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 333-135376

PIEDMONT MINING COMPANY, INC.
(Exact Name of Registrant as Specified in Its Charter)

North Carolina (State or Other Jurisdiction Of Incorporation or Organization)	56-1378516 (I.R.S. Employer Identification Number)

18124 Wedge Parkway, Suite 214, Reno, Nevada (Address of Principal Executive Offices)	89511 (Zip Code)

Registrant’s telephone number, including area code   (212) 734-9848

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, no par value per share
(Title of Class)

Check whether this issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐ Yes No ☑

Check whether the issuer has (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is contained herein, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment of this Form 10-KSB. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No

The Registrant’s revenue for the year-end December 31, 2006 was $0.

As of March 29, 2007, the aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant was approximately $4,300,000 million based on the average bid and asked price of the registrant’s common stock as reported on the Nasdaq Electronic Bulletin Board.

The number of shares of the issuer’s common stock outstanding as of March 15, 2007 was 54,613,660.

DOCUMENTS INCORPORATED BY REFERENCE

Document	Part of the 10-KSB
Certain exhibits from the Form SB-2 filed with the SEC	Part III
on June 27, 2006; from the Form 10-KSB filed with the SEC
for the year ended December 31, 1994 and from the Form
10-K filed with the SEC for the year ended December 31, 1990.

PIEDMONT MINING COMPANY, INC.

FORM 10-KSB INDEX

PART I

ITEM 1. DESCRIPTION OF BUSINESS

Forward-Looking Statements and Associated Risks. This Filing contains forward-looking statements. Such forward-looking statements include statements regarding, among other things, (a) our estimates of mineral reserves and mineralized material, (b) our projected sales and profitability, (c) our growth strategies, (d) anticipated trends in our industry, (e) our future financing plans, (f) our anticipated needs for working capital, (g) our lack of operational experience and (h) the benefits related to ownership of our common stock. Forward-looking statements, which involve assumptions and describe our future plans, strategies, and expectations, are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend,” or “project” or the negative of these words or other variations on these words or comparable terminology. This information may involve known and unknown risks, uncertainties, and other factors that may cause our actual results, performance, or achievements to be materially different from the future results, performance, or achievements expressed or implied by any forward-looking statements. These statements may be found under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business,” as well as in this Filing generally. Actual events or results may differ materially from those discussed in forward-looking statements as a result of various factors, including, without limitation, the risks outlined under “Risk Factors” and matters described in this Filing generally. In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this Filing will in fact occur as projected.

Overview of Business

Piedmont Mining Company, Inc. (herein after the “Company” or “Piedmont”) is a North Carolina corporation formed in 1983. From our inception until mid-1992, we were engaged in the exploration for, and production of, gold and other precious metals and the evaluation of gold properties in North and South Carolina. From 1983 we were engaged in exploration and from early 1985 until May 1992, we were also engaged in the mining and production of gold and silver at our Haile Mine Property near Kershaw, South Carolina. In May 1992, we entered into a joint venture at our Haile Mine Property with Amex Gold, Inc. (“AGI”). Our operations ceased at the Haile Mine Property in 1994. We did not again become engaged in exploration activities until 2004, when we relocated our principal place of business to Reno, Nevada. Since October 2003, we have been an exploration stage company engaged in the acquisition and exploration of mineral properties. We have now entered into option and earn-in agreements on six (6) different exploration properties in the state of Nevada. Our plan is to conduct exploration for gold and silver at each of these properties to assess whether they possess economic deposits of gold and/or silver, which can be recovered at a profit. We do not intend to build an exploration staff, but rather to joint venture our projects with competent exploration groups who can manage the exploration activities with our funding, although in some cases we may conduct exploration on our own using contractors. We do not know whether a commercially viable ore body will be located on any of our mineral claims or leased properties. Our current plans are strictly limited to exploration in the state of Nevada.

Our corporate directors and officers are individuals with prior experience in gold and silver exploration, development and operations. Our management team has in excess of 160 years of combined experience with gold and silver exploration, development and mining. We believe that we have assembled a highly qualified group of individuals with extensive experience in this sector.

In the state of Nevada, there are five (5) types of land that can be available for exploration, development and mining: public lands, private fee lands, unpatented mining claims, patented mining claims, and tribal lands. The primary sources of land for exploration and mining activities are land owned by the United States Federal government, through the Bureau of Land Management and the United States Forest Service, land owned by state governments, tribal governments and individuals, or land obtained from entities who currently hold title to or lease government and private lands.

If mineralized material is found on any of our exploration properties and removal is warranted, but we do not have adequate working capital to do so, we may have to sell additional shares of Common Stock or borrow money to finance the cost of development. We may not have the working capital to commence profitable mining operations on any of our leased properties if economically viable gold and/or silver reserves were located on them, and equity or debt financings may not provide us with the additional working capital necessary to continue operations.

We maintain a worldwide web site at http://www.piedmontmining.com. The reference to our worldwide web address does not constitute incorporation by reference into this report of information contained at that site.

Our stock is quoted on the Over the Counter (OTC) Bulletin Board under the symbol “PIED”.

Competition

We compete with other mining and exploration companies, many of which possess greater financial resources and technical facilities than we do, in connection with the acquisition of suitable exploration properties and in connection with the engagement of qualified personnel. The gold and silver exploration and mining industry is fragmented, and we are a very small participant in this sector. Many of our competitors explore for a variety of minerals and control many different properties around the world. Many of them have been in business longer than we have and have probably established more strategic partnerships and relationships and have greater financial accessibility than we have.

There is significant competition for gold and silver exploration properties and, as a result, we may be unable to continue to acquire interests in attractive gold and silver mineral exploration properties on terms we consider acceptable.

While we compete with other exploration companies in acquiring suitable properties, there would be readily available purchasers of gold and/or silver and other precious metals if they were to be produced from any of our leased properties. The wholesale purchase of precious metals can be affected by a number of factors beyond our control, including:

•	fluctuations in the market prices for gold and silver;
•	fluctuating supplies of gold and silver;
•	fluctuating demand for gold and silver; and
•	mining activities of others.

If we find gold and/or silver mineralization that is determined to be of economic grade and in sufficient quantity to justify production, we may then seek additional capital through equity or debt financing to develop, mine and sell our production. Our production would probably be sold to a refiner that would in turn purify our material and then sell it on the open market through its agents or dealers. In the event we should find economic concentrations of gold or silver mineralization and were able to commence production, we do not believe that we would have any difficulty selling the gold or silver we would produce.

We do not engage in hedging transactions and we have no hedged mineral resources.

Compliance with Government Regulation

Various levels of governmental controls and regulations address, among other things, the environmental impact of mineral exploration and mineral processing operations and establish requirements for decommissioning of mineral exploration properties after operations have ceased. With respect to the regulation of mineral exploration and processing, legislation and regulations in various jurisdictions establish performance standards, air and water quality emission standards and other design or operational requirements for various aspects of the operations, including health and safety standards. Legislation and regulations also establish requirements for decommissioning, reclamation and rehabilitation of mineral exploration properties following the cessation of operations and may require that some former mineral properties be managed for long periods of time.

Our exploration activities are subject to various levels of federal and state laws and regulations relating to protection of the environment, including requirements for closure and reclamation of mineral exploration properties. Some of the laws and regulations include the Clean Air Act, the Clean Water Act, the Comprehensive Environmental Response, Compensation and Liability Act, the Emergency Planning and Community Right-to-Know Act, the Endangered Species Act, the Federal Land Policy and Management Act, the National Environmental Policy Act, the Resource Conservation and Recovery Act, and all the related state laws in Nevada.

The state of Nevada adopted the Mined Land Reclamation Act (the “Nevada Act”) in 1989 that established design, operation, monitoring and closure requirements for all mining operations in the state. The Nevada Act has increased the cost of designing, operating, monitoring and closing new mining facilities and could affect the cost of operating, monitoring and closing existing mining facilities. New facilities are also required to provide a reclamation plan and financial assurance to ensure that the reclamation plan is implemented upon completion of operations. The Nevada Act also requires reclamation plans and permits for exploration projects that will result in more than five acres of surface disturbance.

We plan to secure all necessary permits for our exploration activities and we will file for the required permits to conduct our exploration programs as necessary. These permits are usually obtained from either the Bureau of Land Management or the United States Forest Service. Obtaining such permits usually requires the posting of small bonds for subsequent remediation of trenching, drilling and bulk-sampling.

We do not anticipate discharging water into active streams, creeks, rivers, lakes or any other bodies of water without an appropriate permit. We also do not anticipate disturbing any endangered species or archaeological sites or causing damage to our leased properties. Re-contouring and re-vegetation of disturbed surface areas will be completed pursuant to the applicable permits. The cost of remediation work varies according to the degree of physical disturbance. It is difficult to estimate the cost of compliance with environmental laws since the full nature and extent of our proposed activities cannot be determined at present.

Employees and Employment Agreements

We currently have no full-time employees. We use consultants for our various activities. We may attempt to engage qualified consultants or employees in the future, as needed, as our activities grow.

Research and Development Expenditures

We are not currently conducting any research and development activities other than those relating to the possible acquisition of new gold and/or silver properties or projects. As we proceed with our exploration programs, we may need to engage additional contractors and consider the possibility of adding permanent employees, as well as the possible purchase or lease of equipment.

Subsidiaries

Piedmont Gold Company, Inc., a North Carolina corporation, and NetColony, LLC, a Nevada limited liability company, are our wholly-owned subsidiaries.

Patents/Trade Marks/Licenses/Franchises/Concessions/Royalty Agreements or Labor Contracts

We do not currently own any patents or trade marks. Also, we are not a party to any license or franchise agreements, concessions, royalty agreements or labor contracts arising from any patents or trade marks. Our website is copyrighted upon loading. www.piedmontmining.com is our registered domain name. The website for our subsidiary, NetColony, LLC, is copyrighted upon loading. www.netcolony.com is NetColony, LLC’s registered domain name. We may seek further trademark protection for any associated domain names.

Reports to Security Holders

We are not required to deliver annual reports to our security holders and at this time we do not intend to voluntarily send annual reports with audited financial statements to our security holders. Our security holders can read and copy any document that we file at the Commission’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. Please call the SEC at 1-800-SEC-0330 for further information on the operation of the public reference rooms. Our filings can also be reviewed by accessing the SEC’s website at http://www.sec.gov.

ITEM 2. DESCRIPTION OF PROPERTIES

The following describes our six (6) exploration properties in Nevada:

Antelope Ridge Silver/Gold Project - Eureka County, Nevada

The Antelope Ridge Silver/Gold Project (“Antelope Ridge”) is located approximately 8 miles southwest of the town of Eureka, in Eureka County, Nevada. The property is accessed on the east side from Spring Valley Road, a well-maintained dirt road, which connects to U.S. highway 50 at Eureka.

Antelope Ridge consists of 50 unpatented claims in the southern part of the Battle Mountain - Eureka Trend, on the east flank of the Mahogany Hills. The host rock is a Devonian dolomite and limestone that is domed and dips gently towards the pediment to the east and southeast. Strongly anomalous jasperoid is controlled by faults and bedding and outcrops locally in the western part of the claim block around Spring Creek.

We have no records of the early exploration or mining activities on the property nor of any modern exploration prior to our recent outcrop sampling.

We completed a program of detailed geologic mapping and sampling and then biogeochemical sampling program in late 2005. Maps were then constructed and a drilling program was designed based on the results of these investigations. A permit for drilling seven (7) holes totaling approximately 3,000 feet has been received from the Bureau of Land Management. We plan to commence this drilling program this fall.

In April 2005, we entered into a ten (10) year Lease Agreement with Option to Purchase with GeoCorp and Mountain Gold Exploration Inc. (collectively, the “Property Owners”). Upon executing the agreement, we made a cash payment to the Property Owners in the amount of $10,000 and also issued to the Property Owners 100,000 shares of our restricted Common Stock. We also reimbursed the Property Owners for $4,406 of claims related costs that are creditable against the first year’s work commitment. The first year’s work commitment of $20,000 on this property was completed in 2005. Work commitment expenditures are $100,000 in both the second and third lease years. After the third year there are no further work commitments. The first anniversary lease payment of $5,000 in cash and $5,000 of our Common Stock (21,739 shares) to each of the two Property Owners was made in April 2006. The second anniversary lease payment of $7,500 in cash and $7,500 of our Common Stock to each of the two Property Owners is to be made on or before April 26, 2007. Annual lease payments escalate to $10,000 per year in cash and $10,000 per year in our Common Stock to each of the two Property Owners in the third lease year and in each lease year thereafter. All lease payments are creditable against the purchase option price of $1,000,000. The lease also provides for a three percent (3%) Net Smelter Returns royalty to the Property Owners, in the event of any production from the property, of which two (2) percentage points may be bought down prior to the commencement of production from the property. We may terminate this agreement at any time upon 60 days notice.

Although the second year’s work commitment has not yet been completed, both parties are in agreement that the option agreement is in good standing and are awaiting the availability of a drill rig and the melting of the winter snows.

We do not know whether we will succeed in locating an economic mineral deposit on this property.

Dome - HiHo Gold Project - Lander County, Nevada

The Dome - HiHo Gold Project (“Dome-HiHo”) is located in Lander County, Nevada, about 35 miles southeast of the town of Winnemucca and about 13 miles south of Valmy on U.S. interstate highway I-80. The property is accessed on the west side from U.S. interstate highway I-80 via a well-maintained dirt road.

Dome-HiHo consists of 44 contiguous unpatented claims covering approximately 909 acres in the northern part of the Battle Mountain - Eureka Trend. Gold mineralization at Dome-HiHo occurs in calcareous sedimentary rocks of the Havallah formation and is controlled by a series of strong NNW, N-S and NE faults. Chilled and altered dikes intrude the NNW structures with associated gold mineralization. Numerous rock samples from the property have assayed from one to 23 grams of gold per ton.

This property is in an area of exploration activity dating back to the early 1800s, but records of modern exploration date only to 1981 when the claims were first staked. In 1987, the WX syndicate drilled nine (9) rotary drill holes totaling 2,100 feet, and in 1988 Billiton drilled three holes. In 1989 and 1990, Bow Valley Mining Company drilled ten (10) shallow air-track drill holes and ten (10) reverse circulation holes totaling 1,920 feet. In 1996, Hemlo Gold Mines drilled five reverse circulation holes totaling 2,392 feet. This drilling intersected short intervals of low-grade gold mineralization along the range-front structure and also along the NNW trending Mill Canyon zone on the Dome claims. After optioning the property in 2003, detailed mapping and sampling by Toquima Minerals US Inc. (“Toquima”) was completed and then in 2005 we identified new gold targets on previously unexplored areas of the property. In late 2005, we conducted a 14 hole reverse circulation drill program totaling 5,315 feet of drilling in the northern part of the HiHo claims. Eight (8) of these drill holes intersected significant intervals of gold mineralization. The two (2) best holes reported intercepts of 25 feet of 0.014 ounces per ton gold and 30 feet of 0.024 ounces per ton of gold, including a ten (10) foot intercept of 0.045 ounces of gold per ton.

Based upon these drilling results, we negotiated a three (3) year amendment to our underlying option to purchase the 20 HiHo claims (see below) and commenced mapping and assaying of the 24 Dome claims in April and May of 2006. Detailed mapping and sampling of the southern part of the property and required reclamation work related to the drilling program last fall has been completed. Drill holes are now being sited and an application for a drilling permit has been submitted to the Bureau of Land Management.

We entered into a five (5) year Exploration and Option to Enter Joint Venture Agreement with Toquima on August 16, 2005, with an effective date of April 26, 2005. Upon executing the agreement, we made a cash payment to Toquima in the amount of $21,000 and also issued to Toquima 200,000 shares of our restricted Common Stock. In March of each year, we must pay Toquima $10,000 in cash and make the underlying lease payments until we have either earned our 51% interest in the property and entered into a joint venture with Toquima or terminated the agreement. We have completed the first year’s work expenditure requirement and paid Toquima the required March 2006 lease payment. In each of the remaining four lease years, work commitment expenditures total $180,000, $400,000, $500,000 and $540,000. We will have earned a 51% interest in the project upon expending this total $2,000,000 in exploration expenditures and property and claims maintenance fees by March 1, 2010. Although the Company has not yet fulfilled its second year’s expenditure requirements, a second drilling program was commenced in January 2007 but is not yet completed. Both parties agree that its completion and the completion of the second year’s work expenditure requirements will now depend on the melting of winter snows and the availability of a drill rig.

In April 2006, we signed an amendment extending, until April 13, 2009, the underlying option to purchase the 20 unpatented HiHo claims. Instead of making the required payment of $200,000 to exercise the option by April 13, 2006, we signed an Amendment in April and paid the underlying optionee $10,000. In order to maintain this option, we must pay the optionee and additional $10,000 by April 13, 2007 and then an additional $20,000 by April 13, 2008. These payments are creditable against the option exercise price of $200,000. This amendment also grants the underlying optionee a one percent (1%) net smelter return royalty on the 24 Dome claims.

We do not know whether we will succeed in locating an economic mineral deposit on this property.

Trinity Silver Project - Pershing County, Nevada

The Trinity Silver Project (“Trinity Silver”) is located 16 miles northwest of the town of Lovelock in Pershing County, Nevada. The property is accessed on the west side from a well-maintained dirt road off of state highway 399. Heavy trucks can directly access the site by this route.

Trinity Silver consists of 59 unpatented mining claims and about 5,000 acres of fee land, or about 5,800 acres in total, located in Pershing County, Nevada. AuEx, Inc. (“AuEx”), a wholly owned subsidiary of AuEx Ventures, Inc., leased this property package from Newmont Mining Corporation (“Newmont”) in late July 2005.

Silver mineralization was discovered at the Trinity property by US Borax in 1981. The age of this mineralization appears to be around 25 million years old. Following exploration by US Borax and Santa Fe Pacific Gold Corp. from 1982 to 1986, US Borax operated an open pit mine on the property from 1987 to 1989, producing about 5 million ounces of silver from 1.1 million tons of oxidized ore before the property was then completely reclaimed. Santa Fe explored the district from 1990 to 1992, but since that time no further work has been done on the property, until our current drill program commenced the end of April 2006. A large volume of raw data and reports that were developed during the late 1980s and early 1990s were recently made available to us and we are still studying and compiling them into a drilling database.

As was announced by AuEx Ventures, Inc., the parent company of AuEx, we commenced an initial drilling program on this property at the end of April 2006 and completed 3,712 feet of drilling in mid-June. This completes more than the first two (2) years of our required exploration work expenditure for the project. The core from this drilling has now been assayed and the results are being studied. The purpose of this first drill program was to confirm and gain geologic information on high-grade intercepts obtained by U.S. Borax in sulfide mineralization extending below the shallow pit on the property. Sulfide targets beneath high-grade breccia zones in the pit will be pursued, as well as a number of outlying targets that have not yet been evaluated. A second phase of drilling is now being planned.

We entered into a five (5) year Exploration and Development Agreement with AuEx on September 16, 2005. Upon executing the agreement, we made a cash payment to AuEx in the amount of $10,000. We must expend at least $75,000 on exploration during the first year of the agreement. In the second year, we must expend a further $125,000 on exploration. We have now completed both the first and second year’s work commitment, and a total of more than $347,000 has been expended on exploration on the Trinigy silver Property by the Company to date. A total of $1,000,000 must be expended on exploration and development within the first three (3) years to earn a 25% interest in the property and the project. We may then elect to expend an additional $1,000,000 prior to the fifth anniversary of the effective date of the agreement to earn a 51% interest. At that point, we may elect to enter into a joint venture with AuEx or expend a further $2,000,000 on exploration and development to earn a 60% interest in the project and then enter into a joint venture with AuEx. Prior to the third anniversary, we may purchase the entire property from Newmont for $500,000, or for $1,000,000 after that date (such payment by us would be creditable against its earn-in requirements), subject to certain clawback provisions by Newmont and a sliding scale royalty that increases to five percent (5%) at silver prices above $10 per ounce. This royalty may be reduced by one percentage point under certain conditions. We may terminate our agreement with AuEx on 30 days notice.

We do not know whether we will succeed in locating an economic mineral deposit on this property.
Bullion Mountain Gold Project - Lander County, Nevada

The Bullion Mountain Gold Project (“Bullion Mountain”) is located approximately 21 miles southeast of the town of Battle Mountain and approximately 8 miles west-southwest of Crescent Valley in Lander County, Nevada. The property is accessed on the west side from Battle Mountain via the Hilltop Road with four wheel drive trucks or on the east side from a well-maintained dirt road from Crescent Valley.

Bullion Mountain consists of the 17 unpatented ‘Bully’ claims, plus an additional 4 claims staked in late 2006, on Bullion Mountain in the northern Shoshone Range and in the Battle Mountain - Cortez trend. This property is located approximately 30 miles southeast of our Dome-HiHo property.

The Shoshone Range is underlain by siliceous and volcanic rocks of Ordovician and Devonian age, in a complex array of fault slices in the upper plate of the Roberts Mountain Thrust. These sequences were subsequently intruded by an approximately 38 million year old (Eocene) granodiorite and overlain by Miocene basalts and andesites.

Exploration and small-scale mining around these claims date back to about the early 1900s. The only known modern exploration on this property was conducted in 1989 by ASARCO (formerly American Smelting and Refining Company) with the drilling of eight (8) vertical holes on the property obtaining intersections of 20 feet of 0.023 ounces of gold per ton; ten (10) feet of 0.204 ounces of gold per ton and several other ten (10) foot intersections grading more than 0.01 ounces of gold per ton. We have not confirmed these results. Assays of brecciated and limonitic surface samples on this property have returned assays of up to several tenths of an ounce of gold per ton. Detailed geologic mapping and soil sampling has been completed.

We entered into a ten-year Lease Agreement with Option to Purchase with Nevada Eagle Resources (“NER”) on March 1, 2006. Upon executing the agreement, we made a cash payment to NER in the amount of $5,000 and also reimbursed NER for $2,274 of claims holding fees. The same amount is due to NER on the first anniversary of the agreement, $10,000 in cash on the second anniversary, and $15,000 in cash at the beginning of each successive lease year after that. Work commitment expenditures are $20,000 during the first lease year and $50,000 in the second lease year, and in addition we are required to pay all property maintenance costs while the agreement is in effect. The first year’s work commitment has been completed. During the term of the agreement, we may purchase the property for $500,000, subject to a three percent (3%) Net Smelter Returns royalty on production from the property. Two (2) of the three (3) royalty points may be purchased for $1,000,000 each. All lease and claims and property maintenance payments and all work expenditure requirements and all other expenditures made for the benefit of the property by us would be deducted from this purchase price. We have the right to terminate this agreement at any time upon 60 days notice.

We do not know whether we will succeed in locating an economic mineral deposit on this property.

Pasco Canyon Gold Project - Nye County, Nevada

The Pasco Canyon Gold Project (“Pasco Canyon”) is located approximately 55 miles north of the town of Tonopah, Nevada. This property is located in Nye County, Nevada, and consists of 24 contiguous unpatented mining claims. The property is accessed from state highway 82 on the east side from a well-maintained dirt road. Heavy trucks can access the site by way of state highway 82, which connects to U. S. highway 50.

Pasco Canyon is an epithermal gold target within an alteration zone that was initially defined from satellite imagery. Outcroppings of hydrothermally altered volcanic breccia exhibit strong silicification and hypogene clay alteration with abundant limonite. Coarsely bladed quartz pseudomorphs after calcite in veins and in the breccia matrix are suggestive of a boiling zone, typically associated with low sulfide epithermal gold mineralization. The surface exposures are anomalous in arsenic, mercury, barium and manganese, common pathfinder elements in gold exploration, but the surface outcroppings are only weakly anomalous in gold. Gold values can vary significantly with depth in such deposits, and these surface exposures may represent the upper part of a mineralized system.

This property is located at the junction of two calderas, within the Toquima Caldera Complex. No claims had ever been filed on this property prior to its staking by AuEx in 2003. Two (2) holes were drilled by NDT Ventures, Ltd. in 2004, but they tested only the most accessible east fringe of the property to a depth of only about 600 feet. We have completed detailed geologic mapping and have submitted to the United States Forest Service a plan for road building and drilling. We anticipate drilling at least two (2) or three (3) reverse circulation holes to 1,000 feet or more following receipt of the drilling permit from the U.S. forest Service.

We entered into a five (5) year Option Agreement with AuEx on February 14, 2006. Upon executing the agreement, we made a cash payment to AuEx in the amount of $10,000. We must pay all the claims maintenance fees and expend at least $50,000 in exploration expenditures during the first year; $100,000 during the second year; $200,000 during the third year; $200,000 during the fourth year and $450,000 during the fifth year of the Option Agreement to earn a 60% interest in the property and the project, subject to a one percent (1%) Net Smelter Returns royalty which would be payable to the two (2) principals of AuEx. We may terminate this agreement at any time after the first year upon 30 days notice. Upon achieving an undivided 60% interest, we will then form a joint venture and we would be the operator of the joint venture. Both parties understand and are in agreement to extend the first year’s work commitment expenditure requirement, since the first drilling program cannot be commenced until the required drilling permit from the U.S. Forest Service is obtained and a drilling rig can be obtained.

We do not know whether we will succeed in locating an economic mineral deposit on this property.

Dutch Flat Gold Project - Humboldt County, Nevada

The Dutch Flat gold project is located 19 miles northeast of the town of Winnemucca and 15 miles north of Golconda in Humboldt County, Nevada (“Dutch Flat”). The property is accessed on the west side from Dutch Flat Road, a well maintained paved/dirt road. Heavy trucks can access the site by Dutch Flat Road, which connects to state highway 95 and to U.S. interstate highway I-80 at Winnemucca.

Dutch Flat consists of 114 unpatented mining claims that are located at the northern end of the Battle Mountain - Eureka Trend and, at the southwest end of the Hot Springs Range. The host rocks are shales and feldspathic sandstones of the Cambrian Harmony Formation, which have been intruded by a younger, possibly Cretaceous age, granodiorite stock. The sedimentary rocks have been metamorphosed to hornfels with quartz veinlets at the contact with the intrusive.

Gold production of $211,276 is recorded from this district prior to 1950. Mercury production from 1936 to 1957 is recorded at 1,098 flasks. AGI explored this district from 1982 to 1988. They drilled 49 rotary holes totaling 14,381 feet with Brican Resources Ltd. between 1985 and 1988 and discovered a low-grade gold resource in the property.

Cordex Exploration Co. (“Cordex”) and Columbus Gold (U.S.) Corporation (“Columbus”) have consolidated and extended this claim position in recent years. They have also completed geologic mapping and sampling of the property and assembled the data and reports from previous exploration. A ground magnetic survey of the property has been completed and a shallow reverse circulation drilling program of about 2,550 feet was conducted on the property last fall. Based on the results of this shallow drilling program, a second drilling program to greater depths is currently being planned for this year.

We entered into a five (5) year Exploration Agreement With Option To Form Joint Venture with Columbus on July 2, 2006. Upon executing the agreement, we made a cash payment of $35,000. In accordance with the agreement we must expend at least $200,000 in exploration expenditures during the first year; $300,000 during the second year; and $500,000 during each of the third, fourth and fifth years of the agreement. Except for the initial $35,000 cash payment, all payments made by us for the benefit of the project shall be credited towards the work expenditure requirements, including payment of the annual claims maintenance fees. More than $124,000 has been expended by the Company on exploration at Dutch Flat to date. We shall have the right to appoint the operator of the exploration work program at the commencement of each agreement year and we have appointed Columbus, which will utilize the services and expertise of Cordex, to operate the exploration work program for the first year of the agreement. Upon completion of the $2,000,000 in exploration expenditures over the five (5) year period, we shall have earned a 51% interest in the property. We can then elect to (i) earn an additional 19% interest by funding a positive feasibility study for the project, or (ii) form a 51% joint venture with Columbus. We would be the operator of the joint venture. We may terminate this agreement at any time after the first year upon 30 days notice.

Six (6) of the claims are subject to a one and one half percent (1.5%) Net Smelter Returns royalty. An Area of Interest extending two (2) miles from the exterior boundaries of the property has been established by the parties. Also, one (1) of our current directors has an interest in a company that holds a one percent (1%) Net Smelter Returns royalty on 16 of the claims as well as additional claims located within a portion of the Area of Interest.

We do not know whether we will succeed in locating an economic mineral deposit on this property.

The following is a map highlighting the location of our leased properties:

ITEM 3. LEGAL PROCEEDINGS

We are not aware of any pending or threatened legal proceedings against us that involve an amount in excess of 10 percent of the Company’s current assets.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock has been publicly traded since September 18, 2006. The securities are traded on the over-the-counter market, and quoted on the Nasdaq Electronic Bulletin Board (“Bulletin Board”) under the symbol “PIED.” The following table sets forth for the periods indicated the range of high and low closing bid quotations per share as reported by the over-the-counter market for the past two (2) years. These quotations represent inter-dealer prices, without retail markups, markdowns or commissions and may not necessarily represent actual transactions.

Year 2006	High	Low
First Quarter	$0.27	$0.09
Second Quarter	$0.29	$0.15
Third Quarter	$0.24	$0.12
Fourth Quarter	$0.24	$0.12

Year 2005	High	Low
First Quarter	$0.110	$0.050
Second Quarter	$0.110	$0.061
Third Quarter	$0.098	$0.060
Fourth Quarter	$0.120	$0.065

On December 29, 2006, the closing price of our common stock as reported on the Bulletin Board was $0.175 per share. On December 31, 2006, we had in excess of 1,000 holders of common stock and 54,063,660 shares of our common stock were issued and outstanding. Approximately 30,000,000 of our shares are held in brokerage accounts and therefore we are unable to give an accurate statement of the number of shareholders.

Dividends

We have not paid any dividends on our common stock and do not anticipate paying any cash dividends in the foreseeable future. We intend to retain any earnings to finance the growth of the business. We cannot assure you that we will ever pay cash dividends. Whether we pay any cash dividends in the future will depend on the financial condition, results of operations and other factors that the Board of Directors (“Board”) will consider at that time.

Recent Sales Of Unregistered Securities

On February 2, 2006, we completed a private placement of 466,667 Units consisting of one share of our Common Stock and one Common Stock Purchase Warrant (the “Warrants”) at a price of $0.12 per Unit for a total of $56,000. The Warrants are exercisable for a period of one year and shall entitle the holder to purchase one share of our Common Stock (“Warrant Share”) for $0.15 per Warrant Share. The sales and issuances of Common Stock and Warrants to purchase Common Stock in this private placement was made by us in reliance upon the exemptions from registration provided under Section 4(2) and 4(6) of the Securities Act and Rule 506 of Regulation D, promulgated by the SEC under federal securities laws and comparable exemptions for sales to “accredited” investors under state securities laws. The offers and sales were made to accredited investors as defined in Rule 501(a) under the Securities Act, no general solicitation was made by us or any person acting on our behalf; the securities sold were subject to transfer restrictions, and the certificates for those shares contain an appropriate legend stating that they have not been registered under the Securities Act and may not be offered or sold absent registration or pursuant to an exemption there from.

On February 4, 2006, we completed a private placement of 425,000 Units consisting of one share of our Common Stock and one Common Stock Purchase Warrant (the “Warrants”) at a price of $0.12 per Unit for a total of $51,000. The Warrants are exercisable for a period of one year and shall entitle the holder to purchase one share of our Common Stock (“Warrant Share”) for $0.15 per Warrant Share. The sales and issuances of Common Stock and warrants to purchase Common Stock in private placements listed above were made by us in reliance upon the exemptions from registration provided under Section 4(2) and 4(6) of the Securities Act and Rule 506 of Regulation D, promulgated by the SEC under federal securities laws and comparable exemptions for sales to “accredited” investors under state securities laws. The offers and sales were made to accredited investors as defined in Rule 501(a) under the Securities Act, no general solicitation was made by us or any person acting on our behalf; the securities sold were subject to transfer restrictions, and the certificates for those shares contain an appropriate legend stating that they have not been registered under the Securities Act and may not be offered or sold absent registration or pursuant to an exemption there from.

On February 4, 2006, we completed a private placement of 333,333 Units consisting of one share of our Common Stock and one Common Stock Purchase Warrant (the “Warrants”) at a price of $0.12 per Unit for a total of $40,000. The Warrants are exercisable for a period of one year and shall entitle the holder to purchase one share of our Common Stock (“Warrant Share”) for $0.16 per Warrant Share. The sales and issuances of Common Stock and Warrants to purchase Common Stock in this private placement was made by us in reliance upon the exemptions from registration provided under Section 4(2) and 4(6) of the Securities Act and Rule 506 of Regulation D, promulgated by the SEC under federal securities laws and comparable exemptions for sales to “accredited” investors under state securities laws. The offers and sales were made to accredited investors as defined in Rule 501(a) under the Securities Act, no general solicitation was made by us or any person acting on our behalf; the securities sold were subject to transfer restrictions, and the certificates for those shares contain an appropriate legend stating that they have not been registered under the Securities Act and may not be offered or sold absent registration or pursuant to an exemption there from.

On February 5, 2006, we completed a private placement of 250,000 Units consisting of one share of our Common Stock and one Common Stock Purchase Warrant (the “Warrants”) at a price of $0.12 per Unit for a total of $30,000. The Warrants are exercisable for a period of one year and shall entitle the holder to purchase one share of our Common Stock (“Warrant Share”) for $0.15 per Warrant Share. The sales and issuances of Common Stock and Warrants to purchase Common Stock in this private placement was made by us in reliance upon the exemptions from registration provided under Section 4(2) and 4(6) of the Securities Act and Rule 506 of Regulation D, promulgated by the SEC under federal securities laws and comparable exemptions for sales to “accredited” investors under state securities laws. The offers and sales were made to accredited investors as defined in Rule 501(a) under the Securities Act, no general solicitation was made by us or any person acting on our behalf; the securities sold were subject to transfer restrictions, and the certificates for those shares contain an appropriate legend stating that they have not been registered under the Securities Act and may not be offered or sold absent registration or pursuant to an exemption there from.

On February 8, 2006, we completed a private placement of 100,000 Units consisting of one share of our Common Stock and one Common Stock Purchase Warrant (the “Warrants”) at a price of $0.15 per Unit for a total of $15,000. The Warrants are exercisable for a period of one year and shall entitle the holder to purchase one share of our Common Stock (“Warrant Share”) for $0.19 per Warrant Share. The sales and issuances of Common Stock and Warrants to purchase Common Stock in this private placement was made by us in reliance upon the exemptions from registration provided under Section 4(2) and 4(6) of the Securities Act and Rule 506 of Regulation D, promulgated by the SEC under federal securities laws and comparable exemptions for sales to “accredited” investors under state securities laws. The offers and sales were made to accredited investors as defined in Rule 501(a) under the Securities Act, no general solicitation was made by us or any person acting on our behalf; the securities sold were subject to transfer restrictions, and the certificates for those shares contain an appropriate legend stating that they have not been registered under the Securities Act and may not be offered or sold absent registration or pursuant to an exemption there from.

On February 28, 2006, we completed a private placement of 391,666 Units consisting of one share of our Common Stock and one Common Stock Purchase Warrant (the “Warrants”) at a price of $0.15 per Unit for a total of $58,750. The Warrants are exercisable for a period of one year and shall entitle the holder to purchase one share of our Common Stock (“Warrant Share”) for $0.20 per Warrant Share. The sales and issuances of Common Stock and Warrants to purchase Common Stock in this private placement was made by us in reliance upon the exemptions from registration provided under Section 4(2) and 4(6) of the Securities Act and Rule 506 of Regulation D, promulgated by the SEC under federal securities laws and comparable exemptions for sales to “accredited” investors under state securities laws. The offers and sales were made to accredited investors as defined in Rule 501(a) under the Securities Act, no general solicitation was made by us or any person acting on our behalf; the securities sold were subject to transfer restrictions, and the certificates for those shares contain an appropriate legend stating that they have not been registered under the Securities Act and may not be offered or sold absent registration or pursuant to an exemption there from.

On February 28, 2006, we completed a private placement of 100,000 Units consisting of one share of our Common Stock and one Common Stock Purchase Warrant (the “Warrants”) at a price of $0.15 per Unit for a total of $15,000. The Warrants are exercisable for a period of one year and shall entitle the holder to purchase one share of our Common Stock (“Warrant Share”) for $0.19 per Warrant Share. The sales and issuances of Common Stock and Warrants to purchase Common Stock in this private placement was made by us in reliance upon the exemptions from registration provided under Section 4(2) and 4(6) of the Securities Act and Rule 506 of Regulation D, promulgated by the SEC under federal securities laws and comparable exemptions for sales to “accredited” investors under state securities laws. The offers and sales were made to accredited investors as defined in Rule 501(a) under the Securities Act, no general solicitation was made by us or any person acting on our behalf; the securities sold were subject to transfer restrictions, and the certificates for those shares contain an appropriate legend stating that they have not been registered under the Securities Act and may not be offered or sold absent registration or pursuant to an exemption there from.

On March 21, 2006, we completed a private placement of 160,000 Units consisting of one share of our Common Stock and one Common Stock Purchase Warrant (the “Warrants”) at a price of $0.15 per Unit for a total of $24,000. The Warrants are exercisable for a period of one year and shall entitle the holder to purchase one share of our Common Stock (“Warrant Share”) for $0.20 per Warrant Share. The sales and issuances of Common Stock and Warrants to purchase Common Stock in this private placement was made by us in reliance upon the exemptions from registration provided under Section 4(2) and 4(6) of the Securities Act and Rule 506 of Regulation D, promulgated by the SEC under federal securities laws and comparable exemptions for sales to “accredited” investors under state securities laws. The offers and sales were made to accredited investors as defined in Rule 501(a) under the Securities Act, no general solicitation was made by us or any person acting on our behalf; the securities sold were subject to transfer restrictions, and the certificates for those shares contain an appropriate legend stating that they have not been registered under the Securities Act and may not be offered or sold absent registration or pursuant to an exemption there from.

On April 21, 2006, pursuant to the terms of the Mining Lease with Option to Purchase with Mountain Gold Exploration Inc. and GeoCorp, we issued 21,739 shares of Common Stock to each of Mountain Gold Exploration Inc. and GeoCorp. The shares of Common Stock were issued by us in reliance on Section 4(2) of the Securities Act.

On April 25, 2006, we completed a private placement offering of 6,033,333 Units consisting of one share of our Common Stock (the “Shares”) and one Common Stock Purchase Warrant (the “Warrants”) at a price of $0.15 per Unit for a total of $905,000. The Warrants are exercisable for a period of two years and shall entitle the holder to purchase one half of one share of Common Stock (the “Warrant Shares”) for $0.26 per Warrant Share. In connection with the private placement, we granted a two year Warrant to purchase 603,333 shares of our Common Stock at $0.15 per share to a placement agent. The sales and issuances of Common Stock and Warrants to purchase Common Stock in this private placement was made by us in reliance upon the exemptions from registration provided under Section 4(2) and 4(6) of the Securities Act and Regulation S, promulgated by the SEC under federal securities laws.

On May 5, 2006, we completed a private placement offering of 1,345,000 Units consisting of one share of our Common Stock (the “Shares”) and one Common Stock Purchase Warrant (the “Warrants”) at a price of $0.15 per Unit for a total of $201,750. The Warrants are exercisable for a period of two years and shall entitle the holder to purchase one half of one share of Common Stock (the “Warrant Shares”) for $0.26 per Warrant Share. In connection with the private placement, we granted a two year Warrant to purchase 134,500 shares of our Common Stock at $0.15 per share to a placement agent. The sales and issuances of Common Stock and Warrants to purchase Common Stock in this private placement was made by us in reliance upon the exemptions from registration provided under Section 4(2) and 4(6) of the Securities Act and Regulation S, promulgated by the SEC under federal securities laws.

On September 27, 2006, we issued 357,143 shares of our Common Stock upon the exercise of certain warrants issued as part of a private placement transaction on September 27, 2005. The exercise price of the warrants was $0.095, which resulted in gross proceeds to us in the amount of $33,928.59. The issuance of Common Stock was made by us in reliance upon the exemptions from registration provided under Section 4(2) and 4(6) of the Securities Act and Rule 506 of Regulation D, promulgated by the SEC under federal securities laws and comparable exemptions for sales to “accredited” investors under state securities laws. The original sale of the Warrants in the private placement was made to accredited investors as defined in Rule 501(a) under the Securities Act, no general solicitation was made by us or any person acting on our behalf; the securities sold were subject to transfer restrictions, and the certificates for those shares contain an appropriate legend stating that they have not been registered under the Securities Act and may not be offered or sold absent registration or pursuant to an exemption there from.

On November 23, 2006, we issued 100,000 shares of our Common Stock upon the exercise of certain warrants issued as part of a private placement transaction on November 23, 2005. The exercise price of these warrants was $0.13, which resulted in gross proceeds to us in the amount of $13,000. The issuance of Common Stock was made by us in reliance upon the exemptions from registration provided under Section 4(2) and 4(6) of the Securities Act and Rule 506 of Regulation D, promulgated by the SEC under federal securities laws and comparable exemptions for sales to “accredited” investors under state securities laws. The original sale of the Warrants in the private placement was made to accredited investors as defined in Rule 501(a) under the Securities Act, no general solicitation was made by us or any person acting on our behalf; the securities sold were subject to transfer restrictions, and the certificates for those shares contain an appropriate legend stating that they have not been registered under the Securities Act and may not be offered or sold absent registration or pursuant to an exemption there from.

Repurchase of Securities

We did not repurchase any shares of our common stock during the year ended December 31, 2006.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OF PLAN OF OPERATIONS

Our actual results could differ materially from those reflected in these forward-looking statements as a result of certain factors that include, but are not limited to, the risks discussed in the Section entitled “Risk Factors”. Please see the statements contained under the Section entitled “Forward-Looking Statements.”

Except for historical information, the following Management’s Discussion and Analysis contains forward-looking statements based upon current expectations that involve certain risks and uncertainties. Such forward-looking statements include statements regarding, among other things, (a) our estimates of mineral reserves and mineralized material, (b) our projected sales and profitability, (c) our growth strategies, (d) anticipated trends in our industry, (e) our future financing plans, (f) our anticipated needs for working capital, (g) our lack of operational experience and (h) the benefits related to ownership of our common stock. Forward-looking statements, which involve assumptions and describe our future plans, strategies, and expectations, are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend,” or “project” or the negative of these words or other variations on these words or comparable terminology. This information may involve known and unknown risks, uncertainties, and other factors that may cause our actual results, performance, or achievements to be materially different from the future results, performance, or achievements expressed or implied by any forward-looking statements. These statements may be found under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business,” as well as in this Form 10-KSB generally. Actual events or results may differ materially from those discussed in forward-looking statements as a result of various factors, including, without limitation, the risks outlined under “Risk Factors” and matters described in this Form 10-KSB generally. In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this Form 10-KSB will in fact occur as projected.

Overview of Business

We are a North Carolina corporation formed in 1983. From our inception until mid-1992, we were engaged in the exploration for, and production of, gold and other precious metals and the evaluation of gold properties in North and South Carolina. From 1983 we were engaged in exploration and from early 1985 until May 1992, we were also engaged in the mining and production of gold and silver at our Haile Mine Property near Kershaw, South Carolina. In May 1992, we entered into a joint venture at our Haile Mine Property with AGI. Our operations ceased at the Haile Mine Property in 1994. We did not again become engaged in exploration activities until 2004, when we relocated our principal place of business to Reno, Nevada. Since October 2003, we have been an exploration stage company engaged in the acquisition and exploration of mineral properties. We have now entered into option and earn-in agreements on six (6) different exploration properties in the state of Nevada. Our plan is to conduct exploration for gold and silver at each of these properties to assess whether they possess economic deposits of gold and/or silver, which can be recovered at a profit. We do not intend to build an exploration staff, but rather to joint venture our projects with competent exploration groups who can manage the exploration activities with our funding, although in some cases we may conduct exploration on our own using contractors. We do not know whether a commercially viable ore body will be located on any of our mineral claims or leased properties. Our current plans are strictly limited to research and exploration in the state of Nevada.

Going Concern

The report of our independent auditors in our December 31, 2006 financial statements includes an explanatory paragraph indicating that there is substantial doubt about our ability to continue as a going concern due to recurring losses from operations, an accumulated deficit of $14,713,882 and a working capital deficit of $208,165 at December 31, 2006. Our ability to continue as a going concern will be determined by our ability to raise adequate funds and conduct one or more successful exploration programs. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make a wide variety of estimates and assumptions that affect: (1) the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements, and (2) the reported amounts of revenues and expenses during the reporting periods covered by the financial statements. Our management routinely makes judgments and estimates about the effect of matters that are inherently uncertain. As the number of variables and assumptions affecting the future resolution of the uncertainties increases, these judgments become even more subjective and complex. We have identified certain accounting policies that are most important to the portrayal of our current financial condition and results of operations. Our significant accounting policies are disclosed in Note 1 of the Notes to the Financial Statements, and several of those critical accounting policies are as follows:

Piedmont Mining Company, Inc. (the Company) was formed in 1983. However, significant changes to the Company’s business and operations occurred from 1983 to 2002. The Company is currently in an exploration stage, which is characterized by significant expenditures for the examination and development of exploration opportunities. As a result, under Statement of Financial Accounting Standards No. 7 (SFAS) Accounting and Reporting by Exploration Stage Enterprises, the Company reestablished itself as a development stage company and began reporting under development stage guidelines.

The Company’s focus for the foreseeable future will be on exploration of various existing mineral properties and exploration of new properties. Since April 2005, The Company has acquired mineral leases, directly and under options, for the purpose of exploring for economic deposits of gold and silver in the State of Nevada. In April 2006 the Company commenced exploration on the Trinity Silver Project in Pershing County, Nevada.

Basis of Consolidation
The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, NetColony, LLC and Piedmont Gold Company, Inc. Neither subsidiary has material operations, tangible assets or liabilities. All significant intercompany accounts and transactions, if any, have been eliminated in consolidation.

Mineral Property Costs
The Company is primarily engaged in the acquisition, exploration and development of mineral properties.

Pursuant to Emerging Issues Task Force (EITF) 04-02, mineral rights are capitalized at cost. This includes lease payments under exploration agreements. The projects are assessed for write-off when facts and circumstances indicate their carrying values exceed their recoverable values, such as failure to discover mineable ore. If a mineable ore body is found, these costs will be amortized when production begins using a units-of-production method.   These costs are recorded to exploration projects on the consolidated balance sheets. Other exploration, geological costs and research and development costs are expensed as incurred.

When mineral properties are acquired under option agreements with future acquisition payments to be made at the sole discretion of the Company, those future payments, whether in cash or shares, are recorded only when the Company has made or is obliged to make the payment or issue the shares.

When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves and completing a pre-feasibility study, the costs incurred to develop such property are capitalized.

Estimated future removal and site restoration costs, when determinable are provided over the life of proven reserves on a units-of-production basis. Costs, which include production equipment removal and environmental remediation, are estimated each period by management based on current regulations, actual expenses incurred, and technology and industry standards. Any charge is included in exploration expense or the provision for depletion and depreciation during the period and the actual restoration expenditures are charged to the accumulated provision amounts as incurred.

As of the date of these financial statements, all of the Company’s exploration costs have been expensed.

To date the Company has not established any proven or probable reserves on its mineral properties.

Asset Retirement Obligations
The Company has adopted the provisions of SFAS No. 143 "Accounting for Asset Retirement Obligations," which establishes standards for the initial measurement and subsequent accounting for obligations associated with the sale, abandonment or other disposal of long-lived tangible assets arising from the acquisition, construction or development and for normal operations of such assets. The adoption of this standard has had no effect on the Company's financial position or results of operations. To December 31, 2006 any potential costs relating to the ultimate disposition of the Company's mineral property interests have not yet been determinable.

Impairment of Long-Lived Assets
The Company reviews property, plant, and equipment and certain identifiable intangibles, excluding goodwill, for impairment in accordance with SFAS No. 144, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability of these assets is measured by comparison of its carrying amount to future undiscounted cash flows the assets are expected to generate. If property, plant, and equipment and certain identifiable intangibles are considered to be impaired, the impairment to be recognized equals the amount by which the carrying value of the assets exceeds its fair market value. For the two fiscal years ended December 31, 2006, the Company had no material impairment of its long-lived assets.

Financial Instruments
The fair values of cash and cash equivalents, accounts payable and accrued liabilities and amounts due to related parties were estimated to approximate their carrying values due to the immediate or short-term maturity of these financial instruments. The fair value of the Company’s net smelter royalty obligations (refer to Note 3) is not determinable at the current stage of the Company’s exploration program. Accordingly, no value has been assigned by management. The Company’s operations and financing activities are conducted primarily in United States dollars, and as a result the Company is not subject to significant exposure to market risks from changes in foreign currency rates. Management has determined that the Company is not exposed to significant credit risk.

Loss per Common Share
Basic loss per share includes no dilution and is computed by dividing loss attributable to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could share in the earnings (loss) of the Company. The common shares potentially issuable on conversion of outstanding convertible debentures and exercise of stock options were not included in the calculation of weighted average number of shares outstanding because the effect would be anti-dilutive.

Net loss used in determining basic LPS was ($1,140,612) for the year ended December 31, 2006 and ($462,889) for the year ended December 31, 2005. The weighted average number of shares of common stock used in determining basic LPS was 51,119,396 for the year ended December 31, 2006 and 39,106,882 for the year ended December 31, 2005.

Foreign Currency Translation
The financial statements are presented in United States dollars. In accordance with SFAS No. 52, “Foreign Currency Translation”, foreign denominated monetary assets and liabilities are translated to their United States dollar equivalents using foreign exchange rates which prevailed at the balance sheet date. Revenue and expenses are translated at average rates of exchange during the year. Related translation adjustments are reported as a separate component of stockholders’ equity, whereas gains or losses resulting from foreign currency transactions are included in results of operations.

Income Taxes
The Company follows the liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax balances. Deferred tax assets and liabilities are measured using enacted or substantially enacted tax rates expected to apply to the taxable income in the years in which those differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the date of enactment or substantive enactment. As at December 31, 2006, the Company had net operating loss carry forwards; however, due to the uncertainty of realization, the Company has provided a full valuation allowance for the potential deferred tax assets resulting from these losses carry forwards

New Accounting Pronouncements

New accounting pronouncements that have a current or future potential impact on our financial statements are as follows:

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment,” which revised SFAS No. 123, “Accounting for Stock-Based Compensation.” SFAS No. 123R will supersede APB Opinion 25, “Accounting for Stock Issued to Employees” and amend SFAS No. 95, “Statement of Cash Flows.” SFAS No. 123R requires measurement and recording to the financial statements of the costs of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award, recognized over the period during which an employee is required to provide services in exchange for such award. We adopted the provisions of SFAS No. 123R on January 1, 2006, using the modified prospective application. Accordingly, compensation expense has been recognized for all newly granted awards and awards modified, repurchased, or cancelled after January 1, 2006. Compensation expense for the unvested portion of awards that are outstanding as of January 1, 2006, based on the fair value at date of grant as calculated for our pro forma disclosure under SFAS No. 123, will be recognized ratably over the remaining vesting period. Additionally, SFAS No. 123R requires the benefits of tax deductions different from recognized compensation expense to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. Compensation expense in the periods following adoption of SFAS No. 123R may differ from our pro forma disclosure under SFAS No. 123, based on changes in the fair value of our common stock, changes in the number of options granted or the terms of such options, the treatment of tax benefits and changes in interest rates, volatilities or other factors.

In March 2005, the SEC staff issued Staff Accounting Bulletin (“SAB”) No. 107, “Share-Based Payment,” which provides guidance on the interaction between SFAS No. 123R and certain SEC rules and regulations, as well as on the valuation of share-based payments. SAB No. 107 provides interpretive guidance related to valuation methods (including assumptions such as expected volatility and expected term), first time adoption of SFAS No. 123R in an interim period, the classification of compensation expense and disclosures subsequent to adoption of SFAS No. 123R. The adoption of SAB No. 107 has not had a material impact on our financial position, results of operations or cash flows.

In March 2005, the FASB ratified Emerging Issues Task Force Issue No. 04-6, “Accounting for Stripping Costs Incurred during Production in the Mining Industry,” (EITF 04-6) which addresses the accounting for stripping costs incurred during the production phase of a mine and refers to these costs as variable production costs that should be included as a component of inventory to be recognized in Costs applicable to sales in the same period as the revenue from the sale of inventory. As a result, capitalization of stripping costs is appropriate only to the extent product inventory exists at the end of a reporting period and the carrying value is less than the net realizable value. We have adopted the provisions of EITF 04-6 on January 1, 2006. The adoption of EITF 04-6 has not had a material impact on our financial position, results of operations or cash flows.

In March 2005, the FASB issued Interpretation 47 (“FIN 47”), “Accounting for Conditional Asset Retirement Obligations” - an interpretation of FASB No. 143. FIN 47 clarifies that the term “conditional asset retirement obligation” as used in SFAS No. 143 refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and/or method of settlement. FIN 47 requires a liability to be recognized for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. FIN 47 was effective for fiscal years ending after December 15, 2005. The adoption of FIN 47 has not had a material impact on our financial position, results of operations or cash flows.

In May 2005 the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections.” SFAS No. 154 established new standards on accounting for changes in accounting principles. SFAS No. 154 requires all such changes to be accounted for by retrospective application to the financial statements of prior periods unless prescribed otherwise or it is impracticable to do so. SFAS No. 154 is effective for accounting changes and error corrections made in fiscal years beginning after December 15, 2005. Adoption of SFAS No. 154 has not had a material impact on our financial position, results of operations or cash flows.

In June 2005, the FASB issued Staff Position Paper (“FSP”) 115-1, “The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments,” superseding EITF 03-1. FSP 115-1 will replace the accounting guidance on the determination of whether an investment is other-than-temporarily impaired as set forth in EITF 03-1 with references to existing other-than-temporary impairment guidance. FSP 115-1 is effective for reporting periods beginning after December 15, 2005. Adoption of FSP 115-1 has not had a material impact on our financial position, results of operations or cash flows.

In February of 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments”, which is intended to simplify the accounting and improve the financial reporting of certain hybrid financial instruments (i.e., derivatives embedded in other financial instruments). The statement amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities - a replacement of FASB Statement No. 125.” SFAS No. 155 is effective for all financial instruments issued or acquired after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The Company is currently evaluating the impact SFAS No. 155 will have on its consolidated financial statements, if any.

The implementation of the provisions of these pronouncements is not expected to have a significant effect on the Company’s consolidated financial statement presentation.

Results Of Operations For The Fiscal Year Ended December 31, 2006 Compared To Fiscal Year Ended December 31, 2005.

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

Expenses for the Year Ended December 31, 2006 vs December 31, 2005

The following table presents our consolidated statements of income (loss), as a percentage of loss, for the periods indicated.

	For the year ended
	December 31,
	2006	2005
REVENUE	0.0%	0.0%
OPERATING EXPENSES

Exploration, geological and geophysical costs and research and development	53.8	52.3
Management fees	19.7	13.8
Professional fees	17.8	9.1
General and administrative and interest	9.2	20
Depreciation	0.1	0.2
TOTAL OPERATING EXPENSES	100.6	95.4
INCOME (LOSS) FROM OPERATIONS	(100.6)	(95.4)
Other income (expense)	0.6	4.6
INCOME (LOSS) BEFORE INCOME
TAXES	(100.0)	(100.0)
Income tax benefit (expense)	0. 0	0.0
NET INCOME (LOSS)	(100.0)%	(100.0)%

Exploration, geological and geophysical costs and property research and development increased by $371,502, or 153.3%, to $613,781 for the year ended December 31, 2006 as compared to $242,279 for the year ended December 31, 2005. The principal reason for this increase was that private placement funds provided cash for exploration activities to begin on various projects.

Management fees increased by $160,367, or 251.0%, to $224,267 for the year ended December 31, 2006 as compared to $63,900 for the year ended December 31, 2005. The principal reason for this increase/decrease was due to the issuance of stock options in lieu of cash to management principals and service providers for services rendered.

Professional fees increased by $160,452, or 381.9%, to $202,464 for the year ended December 31, 2006 as compared to $42,012 for the year ended December 31, 2005. The principal reason for this increase was for legal expenses for entering into lease agreements on various exploration projects and accounting expenses for completing 2005 audit and 2006 quarterly reviews.

General and administrative and interest expenses decreased by $9,171, or 8.1%, to $104,549 for the year ended December 31, 2006 as compared to $113,720 for the year ended December 31, 2005. The principal reason for this decrease was due to a reduction in interest expense incurred on notes payable converted to stock in 2005.

Depreciation expense increased by $430, or 43.0%, to $1,430 for the year ended December 31, 2006 as compared to $1,000 for the year ended December 31, 2005. The principal reason for this increase was depreciation of equipment purchased in 2006.

Liquidity And Capital Resources

Cash and Working Capital

We had a decrease in our working capital deficit of $250,226 from December 31, 2005 to December 31, 2006, due to an increase in current assets of $23,945 and a decrease in current liabilities of $226,281. We had an accumulated deficit of $14,713,882 from our inception in 1983 to December 31, 2006. We have no contingencies or long-term obligations except for our work commitments under our six (6) option and earn-in agreements on our leased properties. All of these agreements can be terminated by us upon either 30 or 60 days notice.

We had a cash balance of $17,222 on December 31, 2006. For the year ended December 31, 2006, we had a net cash inflow of $16,822.

During the twelve months ended December 31, 2006, we raised approximately $1,358,998, net of issuance costs, from the sale of common stock with warrants. These funds were used primarily for exploration activities and to pay attorney’s and auditor’s fees in connection with the preparation of audited financial statements, the preparation and filing of a Form SB-2 with the Securities and Exchange Commission, the preparation and filing of the Company’s third quarter 10Q Report and fees in connection with applying for and becoming accepted for trading on the US Over-The-Counter Bulletin Board.

Internal and External Sources of Liquidity

During 2005, our liquidity needs were met from: (1) the exercise of warrants for common stock and sales thereof totaling $145,000, and (2) proceeds of $75,000 from the issuance of convertible notes bearing interest at 5% and 10% per annum. As of March 15, 2007, we had 54,613,660 shares of Common Stock outstanding, which we have recognized as $578,192 of paid in capital including cash and services. As of December 31, 2006, we had current assets of $44,904 compared to $20,959 at December 31, 2005. This increase was due to cash proceeds from private placements. Current liabilities at December 31, 2006 of $253,069 were lower than the December 31, 2005 balance of $479,350 as cash proceeds from private placements were used to pay down liabilities. This resulted in a working capital deficit of $208,165 and $458,391 as of December 31, 2006 and 2005, respectively. Due to the sale of shares of our common stock, we were able to generate cash that was used to partially meet our working capital needs. As a result of the additional issuances of our shares of common stock, any net income per share would be lower in future periods. We anticipate funding our working capital needs through funds we receive from loans and from any future revenue we may generate, as well as from additional sales of our Common Stock with warrants. In the event we fund our working capital needs through the issuance of equity, our existing and future shareholders will be diluted and any net income per share would be lower in future periods.

Over the next 12 months period, we plan to fund our operations through issuances of Common Stock or Common Stock with warrants. We could enter into a joint venture arrangement on one or more of our leased properties. In the event our exploration is successful and mining eventually commences on one or more of our leased properties, we could then commence receiving revenues from the sale of gold and/or silver produced on these properties. We cannot assure that additional capital required to finance our operations will be available on acceptable terms, if at all. Any failure to secure additional financing may force us to modify our business plan. In addition, we cannot be assured of profitability in the future. We continue to investigate other potential financing sources, and to entertain potential joint venture partners.

At this time, we do not know of any research and development activities planned for the next 12 months.

At this time, we do not expect to purchase or sell any property or equipment over the next 12 months.

The Company does not currently expect a significant change in the number of its employees over the next 12 months.

Contractual Obligations

We have no commitments for capital expenditures.

We do not engage in hedging transactions and we have no hedged mineral resources.

We were and are committed to making certain exploration work expenditures, lease and option payments, and claims maintenance payments on properties signed at December 31, 2006 over the forthcoming 12 months period:

Bullion Mountain Project:
•	Required work expenditure by 11/11/06: $20,000, of which $21,200 was completed by 12/31/06;
•	Required total work expenditure by 11/11/07: $70,000;
•	Claims maintenance: $2,273;
•	Annual payment: $5,000 was paid in November 2006; and $10,000 is payable November 2007.

Antelope Ridge:
•	Required work expenditure by 4/26/06: $20,000, of which $67,370 was completed by 12/31/06;
•	Required work expenditure by 4/26/07: $120,000;
•	Claims maintenance: $6,679;
•	Annual payments: $15,000 cash and $15,000 in Common Stock;

Dome HiHo Project:
•	Required work expenditure by 3/1/07: $180,000, of which $214,000 was completed by 12/31/06;
•	Required work expenditure by 3/1/08: $400,000 cumulative $580,000;
•	Claims maintenance: $5,878;
•	Annual payments: $28,333.

Pasco Canyon Project:
•	Required work expenditure by 12/31/06: $0, of which $16,856 was completed by 12/31/06;
•	Required work expenditure by 12/31/07: $50,000, of which $16,856 has already been completed;
•	Claims maintenance: $5,478;
•	Annual payments: $0.

Trinity Silver Project:
•	Required work expenditure by 12/31/06: $75,000, of which $347,607 was completed by 12/31/06;
•	Required total work expenditure by 12/31/07: $200,000, of which $347,607 has already been completed;
•	Claims maintenance: $5,478;
•	Annual payments: $0.

Dutch Flat Project:
•	Required work expenditure by 12/31/06: $0, of which $124,204 was completed by 12/31/06;
•	Required work expenditure by 12/31/07: $200,000;
•	Claims maintenance: $14,250;
•	Annual payments: $0.

As of the date of this report, the 2006 annual payments for Antelope Ridge and the Dome HiHo Project have been made. As of the date of this report, the 2007 annual payments for the Antelope Ridge, Dome HiHo, and Bullion Mountain Projects have not been made. No annual payments are required for our Pasco Canyon, Trinity Silver or Dutch Flat projects. As of the date of this report, the claims maintenance fees for 2007 for all of the aforementioned projects are not due until September 2007. All of these property agreements can be terminated on 30 to 60 days advance notice.

Certain Business Risk Factors

Investment in our Common Stock involves risk. You should carefully consider the risks described below before deciding to invest. Our business, financial condition and results of operations could be affected materially and adversely by any of the risks discussed below and any others not foreseen. The market price of our Common Stock could also decline due to any of these risks, in which case you could lose part or all of your investment. In assessing these risks, you should also refer to the other information included in this Filing, including our consolidated financial statements and the accompanying notes. This discussion contains forward-looking statements.

Risks Associated With Our Business

We have experienced losses since fiscal year ended December 31, 1992, and we expect losses to continue for the foreseeable future.

We have not had any revenues or profits since 1992. We incurred operating losses of $1,140,612 and $462,889 in the years ended December 31, 2006 and 2005, respectively. We had an accumulated deficit of $14,713,882 and a net operating loss carry-forward of $13,451,258 at December 31, 2006. We had a working capital deficit of $208,165 at December 31, 2006. Revenues are not normally generated during exploration. We do not anticipate generating revenues from exploration or production in the foreseeable future. Profitability will require the successful development of one or more of our leased properties or the joint venture or outright sale of one or more of our option rights to acquire an interest in the properties that we currently lease. We may not be able to successfully commercialize any of our mineral properties and thereby become profitable.

There is substantial doubt about our ability to continue as a going concern due to significant recurring losses from our operations, our accumulated deficit and our working capital deficit, all of which means that we may need to obtain additional funding in order to continue operations.

Our independent auditors have added an explanatory paragraph in their opinion issued in connection with our financial statements for the years ended December 31, 2006 and 2005 with respect to their substantial doubt about our ability to continue as a going concern. As discussed in Note 2 to our financial statements for the fiscal year ended December 31, 2006, we have been generating significant losses from our operations. Since our incorporation in July 1983, we have amassed an accumulated deficit of $14,713,882 and a net operating loss carry-forward of $13,451,258 as of December 31, 2006. We also had a working capital deficit of $208,165 as of December 31, 2006, which raises substantial doubt about our ability to continue as a going concern. Our plans in regard to these matters are also described in Note 2 to our financial statements for the fiscal year ended December 31, 2006. Our ability to continue operations will be determined by our ability to obtain additional funding and commence successful operations on one or more of our leased properties, or sell one or more of our option rights to acquire an interest in the properties that we currently lease, or sell our company. Our financial statements do not include any adjustments that might result from the outcome any of these uncertainties.

We may fail to secure additional financing to meet our future capital needs.

We anticipate needing significant additional capital to conduct our planned exploration activities on all of our leased properties. We may also need capital more rapidly than currently anticipated and/or we may incur higher than expected exploration expenses. We may fail to secure additional debt or equity financing on terms acceptable to us, or at all, at times when we need such funding. If we do raise funds by issuing additional equity or convertible debt securities, the ownership percentages of existing stockholders would be reduced and the securities that we issue may have rights, preferences or privileges senior to those of the current holders of our Common Stock. Such securities may also be issued at a discount to the market price of our Common Stock, resulting in further dilution to our existing stockholders. If we raise additional funds by issuing debt, we could be subject to debt covenants that could place limitations on our operations and financial flexibility. Our inability to raise additional funds on a timely basis could make it difficult for us to achieve our business objectives and could have a negative impact on our business, financial condition, results of operations and the value of our Common Stock.

We do not have sufficient funds to complete all of our proposed mineral exploration programs, and as a result we may have to suspend operations on some of them.

Our mineral exploration programs are limited and restricted by the amount of working capital that we have and are able to raise from financings. We do not have sufficient funds to complete all of our proposed mineral exploration programs at present. As a result, unless we raise additional funds, we may have to suspend or terminate operations on certain exploration projects or sell one or more of our option rights to acquire an interest in the properties that we currently lease. We will need to obtain additional financing in order to complete our proposed mineral exploration programs. As of December 31, 2006, we had cash in the amount of $17,222. We currently have no income producing operations. Our exploration programs call for significant expenditures. We will also require additional financing if the costs of the proposed exploration programs are greater than anticipated. We may fail to secure additional financing to meet our future capital needs. Obtaining additional financing would be subject to a number of factors, including the market prices for gold and silver, investor sentiment and investor acceptance of our exploration programs. These factors may make the timing, amount, terms or conditions of additional financing unacceptable or unavailable to us. The most likely source of future funding is through the sale of equity capital. Any sale of equity capital would result in dilution to our existing shareholders. The only other alternatives for the financing of further exploration would be the offering by us of an interest in one or more of our projects to another party or parties to carry out further exploration or the issuance of debt, neither of which is presently contemplated.

Our business is susceptible to uncontrollable and unpredictable outside developments and hazards that may affect our ability to carry out our operations.

Our business is vulnerable to many hazards and risks that are not presently foreseeable or predictable. Floods or excessive snowfall could seriously impede or halt our operations resulting in unexpected costs and delays in our planned activities. Earthquakes could result in serious damage or destruction to facilities, equipment and roadways. Large volcanic eruptions, especially of the Long Valley Caldera, could cripple our operations. Rapid and unexpected outbreaks of plagues and pestilence, such as ‘bird flu’, small pox and bubonic plague, could have serious negative consequences on our operations. Acts of war or attacks by terrorists could also seriously disrupt our operations, adversely affecting our management and causing a significant or total loss of your investment. You should carefully consider the prospects and consequences of each of these unpredictable hazards before deciding whether or not to make your investment in our Common Stock.

The validity of our unpatented mining claims could be challenged, which could force us to curtail or cease our business operations.

A majority of our leased properties consist of unpatented mining claims. These claims are located on federal land and involve mineral rights that are subject to the claims procedures established by the General Mining Law of 1872, as amended.

We must make certain filings with the county in which the lands are situated and with the Bureau of Land Management and pay an annual holding fee of $125 per claim. If we fail to make the annual holding payments or to make the required filings, our mining claims could become invalid. Because mining claims are self-initiated and self-maintained rights, they are subject to unique vulnerabilities not associated with other types of properties. It is difficult to ascertain the validity of unpatented mining claims from public records and, therefore, it is difficult to confirm that a claimant has followed all of the requisite steps for the initiation and maintenance of a claim. No title insurance is available for mining claims. In the event we do not have acceptable title to our leased properties, we could be forced to curtail or cease our exploration activities.

We may not have access to the supplies and materials needed for exploration, which could cause delays or suspension of our operations.

Competitive demands for contractors and unforeseen shortages of supplies and/or equipment could result in the disruption of planned exploration activities.  Current demand for exploration drilling services, equipment and supplies is robust and could result in suitable equipment and skilled manpower being unavailable at scheduled times in our exploration program.  Furthermore, fuel prices are rising rapidly. We will attempt to locate suitable equipment, materials, manpower and fuel if sufficient funds are available. If we cannot find the equipment and supplies needed for our various exploration programs, we may have to suspend some or all of them until equipment, supplies, funds and/or skilled manpower can be obtained.

We do not and cannot insure against all risks, and we may be unable to obtain or maintain adequate insurance to cover the risks associated with our exploration activities at economically acceptable premiums. Losses from uninsured events could cause us to incur significant liabilities and costs that could have material adverse consequences upon our financial condition.

Our insurance will not and cannot cover all the potential risks associated with our exploration activities. Cost prohibitive premiums may make it economically unfeasible to obtain or maintain insurance to cover many risks. Insurance coverage may not be available or may not be adequate to cover any resulting liabilities. Moreover, insurance coverage against risks such as environmental pollution or other hazards as a result of exploration activities could be prohibitively expensive to obtain for a company of our size and financial means. We might also become subject to liabilities for air, water or ground pollution or other hazards which we may not be insured against or which we may elect not to insure against because of premium costs or other reasons. Losses from such events could cause us to incur significant costs and liabilities that could have a material adverse effect upon our financial condition and our exploration activities.

We have no known reserves at present, and if we cannot find and develop any, we may have to cease operations.

We have no known mineral reserves at present. If we cannot find reserves of gold, silver or other metals or if we cannot adequately explore and drill and prove up any mineral reserves, either because we do not have the money to do so, or because it would not be economically feasible to do so, or because it is determined that the property does not contain economic mineral reserves, we may have to cease operations which could seriously impair the value of your investment. Mineral exploration is highly speculative, involves many risks and is frequently unsuccessful.

In the event we were able to locate and prove up mineral reserves on our leased properties yet were unable to find a buyer for them, our capability to develop them and bring them into production could then be subject to further risks including:

•
costs of bringing the properties into production including further exploration work, preparation of feasibility studies, metallurgical test work and construction of production facilities, all of which we have not budgeted for;

•	obtaining the necessary permits required to commence production;
•	availability and cost of financing;
•	ongoing costs of production;
•	adverse changes in gold and silver prices; and
•	environmental regulations and constraints.

The marketability of any mineral may also be affected by numerous factors which are beyond our control and which cannot be accurately predicted, such as market price fluctuations, the lack of processing facilities and equipment, government regulations and restrictions, including regulations relating to allowable production, importing and exporting of minerals and mineral products and environmental protection. Accordingly, funds expended on exploration may not be recovered.

Our business and operating results could be harmed if we fail to manage our growth or change.

Our business may experience periods of rapid change and/or growth that could place significant demands on our personnel and financial resources. To manage possible growth and change, we must continue to try to locate skilled geologists, mappers, drillers, engineers, technical personnel and adequate funds in a timely manner.

Attraction and retention of qualified personnel is necessary to implement and conduct our mineral exploration programs.

Our future success will depend largely upon the continued services of our Board members, executive officers and other key personnel. Our success will also depend on our ability to continue to attract, retain and motivate other qualified personnel. Key personnel represent a significant asset for us, and the competition for qualified personnel is intense in the mineral exploration industry.

We may have particular difficulty attracting and retaining key personnel in the initial phases of our exploration programs. We do not have key-person life insurance coverage on any of our personnel. The loss of one or more of our key people or our inability to attract, retain and motivate other qualified personnel could negatively impact our ability to complete our exploration programs.

We are dependent on Robert M. Shields, Jr., our Director, Chairman of the Board of Directors, President, Chief Executive Officer and Chief Financial Officer and Lewis B. Gustafson, our Director and Vice President of Exploration and any loss of Messrs. Shields or Gustafson could result in the loss of a significant portion of our business and our ability to survive.

Our success is highly dependent upon the key business relationships and expertise of Robert M. Shields, Jr., our Director, Chairman of the Board of Directors, President, Chief Executive Officer and Chief Financial Officer and Lewis B. Gustafson, our Director and Vice President of Exploration. Unlike larger companies, we rely heavily on a small number of highly skilled people to conduct a large portion of our business. The loss of the services of our Chairman, President, Chief Executive Officer, Chief Financial Officer and Vice President of Exploration along with the loss of their numerous contacts and relationships and their extensive knowledge and experience in the industry would have a material adverse effect on our business. We do not have an employment agreement with Robert M. Shields, Jr. or Lewis B. Gustafson or any insurance to cover the loss of their services.

Our officers and directors may have conflicts of interest in that they are officers and/or directors of other exploration or mining companies and that could prevent them from devoting the necessary time to our management and operations, which could materially affect our performance.

Certain directors could have conflicts of interest in that they are officers and/or directors of other exploration or mining companies. This could impact or retard our operations and thereby adversely affect our performance.

Risks Associated With Our Industry

Due to the uncertain nature of exploration, there is a substantial risk that we may not find economically exploitable reserves of gold and/or silver.

The search for valuable minerals is an extremely risky business. We do not know whether the claims and properties that we have optioned contain commercially exploitable reserves of gold and/or silver. The likelihood of success must be considered in light of the costs, difficulties, complications, problems and delays encountered in connection with the exploration of mineral properties. These potential problems include, but are not limited to, additional costs and unanticipated delays and expenses that may exceed current estimates.

Because of the inherent dangers involved in exploration, there is a risk that we may incur liabilities or damages as we conduct our business activities.

Exploration for minerals involves numerous hazards. As a result, we may become subject to hazards, such as pollution, cave-ins, faulting, slumping, flooding, excess moisture, dust, dangerous animals, snakes, sun stroke, heat exhaustion, fires, armed trespassers and other hazards which could result in damage to life or property, environmental damages and legal liabilities against which we cannot insure or may elect not to insure. At the present time we have no insurance coverage to insure ourselves against such hazards. Liability for such occurrences could result in our inability to complete our planned exploration programs and/or obtain additional financings to fund our exploration programs and could have a material adverse effect on our financial condition and value.

The gold and silver markets are volatile markets that have a direct impact on the value of resources or reserves, our ability to raise additional funds and our potential revenues and profits. These market conditions may seriously affect whether or not we will be able to continue with our exploration programs.

The price of gold has traded between about $530 per ounce and more than $700 per ounce recently, and the price of silver has traded recently between approximately $9 per ounce and more than $14 per ounce recently. Large participants in the market can cause significant prices changes very quickly and without warning and for no apparent reason. In order to maintain profitable operations, an operating mine must sell its gold and silver for more than its cost of producing it. The lower the price of the metal, the more difficult it is to make a profit. While current prices are economically attractive, if gold and/or silver prices should decline significantly, this could have a significant adverse effect on our ability to raise funds and cause us to cease activities until the price of gold and/or silver increases or cease our operations all together. Because mining costs are relatively fixed, the lower the market price of gold and/or silver, the greater the chance that investors might be unwilling to provide us with necessary funds and that we would therefore have to cease our operations.

In recent decades, there have been periods of both worldwide overproduction and periods of worldwide underproduction of many mineral commodities. A surplus or a shortage of any mineral can result in significant price change for that mineral commodity. General downturns in the overall economy or currency fluctuations can also affect the price of any commodity. Substantial adverse and ongoing economic, currency, governmental or political conditions and developments in various countries may also have a significant impact on our value and our ability to continue to fund our exploration activities.

We face significant competition in the mineral exploration industry.

We compete with other mining and exploration companies possessing greater financial resources and technical facilities than we do in connection with the acquisition of exploration properties and leases on prospects and properties and in connection with the recruitment and retention of qualified personnel. Such competition may result in our being unable to acquire interests in attractive gold and silver exploration properties or qualified personnel on terms acceptable to us.

Our applications for exploration permits may be delayed or may be denied in the future.

Exploration activities usually require the granting of permits from various governmental agencies. For exploration drilling on unpatented mineral claims, a drilling plan must be filed with the Bureau of Land Management or the United States Forest Service, which may then take several months or more to grant the requested permit. Depending on the size, location and scope of the exploration program, additional permits may also be required before exploration activities can be undertaken. Prehistoric or Indian grave yards, threatened or endangered species, archeological sites or the possibility thereof, difficult access, excessive dust and important nearby water resources may all result in the need for additional permits before exploration activities can commence. With all permitting processes, there is the risk that unexpected delays and excessive costs may be experienced in obtaining required permits or the refusal to grant required permits may not be granted at all, all of which may cause delays and unanticipated costs in conducting planned exploration activities. This could result in serious adverse consequences to the price of our stock and to the value of your investment.

Our operations are subject to environmental risks and environmental regulations. Our failure to manage such risks or comply with such regulations could potentially expose us to significant liabilities for which we may not be insured.

All phases of our operations are subject to federal, state and local environmental regulations. These regulations mandate, among other things, the maintenance of air and water quality standards and land reclamation. They also set forth limitations on the generation, transportation, storage and disposal of solid, liquid and hazardous wastes. Environmental legislation is evolving in a manner which could involve stricter standards and enforcement, increased fines and penalties for non-compliance, more stringent environmental assessments of proposed projects and a heightened degree of responsibility for companies and their officers, directors and employees. Future changes in environmental regulations could adversely affect our activities. Environmental hazards may exist on properties which we hold or may acquire in the future that are unknown to us at present and that have been caused by previous or existing owners or operators of the properties.

Failure to comply with applicable laws, regulations and permitting requirements may result in enforcement actions thereunder, including orders issued by regulatory or judicial authorities causing our operations to cease or be curtailed and may include corrective measures requiring capital expenditures, installation of additional equipment, or remedial actions. Parties engaged in mining operations or in exploration or development of mineral properties may be required to compensate those suffering loss or damage by reason of such activities and may have civil or criminal fines or penalties imposed for violations of applicable laws or regulations.

Production, if any, from any of the properties that we hold or may acquire in the future could involve the use of hazardous materials. Should these materials leak or otherwise be discharged from their containment systems, we may become subject to liabilities for hazards or clean up work that we may not be insured against.

Government regulations impacting the exploration and mining industry, such as those relating to exploration, mining, taxes, labor standards, occupational health and land use, may adversely affect our business and planned activities.

Exploration, development, mining and processing activities are subject to taxes and various laws and regulations governing labor standards and occupational health, mine safety, toxic substances, land use, water use, land claims of local people and other matters. New rules and regulations may be enacted or existing rules and regulations may be applied or changed in such a manner as to limit or curtail our exploration activities. Amendments to current laws and regulations governing exploration, development, and mining or more stringent implementation of these laws could have a material adverse impact upon our business and financial condition and cause increases in our exploration costs, capital expenditures or estimated production costs or a reduction in levels of production, assuming we achieve production, or require abandonment or delays in the exploration and development of new mineral properties.

Risks Associated With Our Common Stock

The market price of our Common Stock is volatile and may fluctuate significantly in response to a variety of external factors.

Stock markets in general, and in particular the stock prices of exploration companies, can experience extreme volatility, often unrelated to the operating performance of the company. The market price of our Common Stock has fluctuated in the past and will fluctuate in the future as well, especially if our common shares continue to be thinly traded. Factors that may have a significant impact on the market price of our Common Stock include:

•	actual or anticipated exploration results;
•	our ability or inability to raise additional funds;
•	increased competition in the exploration sector;
•	government regulations and changes or anticipated changes in government regulations;
•	conditions and developments in the mineral exploration industry;
•	property rights;
•	rumors or allegations regarding financial disclosures or reporting practices; and/or
•	volatility in the prices of gold and silver.

Our stock price may be impacted by factors that are unrelated or disproportionate to our performance, such as general economic, political and/or market conditions, recessions or the threat thereof, interest rate changes or international currency fluctuations, all of which may adversely affect the market price of our Common Stock.

We do not expect to pay any dividends in the foreseeable future.

We have never paid cash dividends on our Common Stock and have no plans to do so in the foreseeable future. We intend to retain our earnings, if any, to develop and expand our exploration activities.

“Penny Stock” rules may make buying or selling our Common Stock difficult, and severely limit its market and liquidity.

Trading in our Common Stock is subject to certain regulations adopted by the SEC, commonly known as the “penny stock” rules. Our common shares qualify as “penny stocks” and are covered by Section 15(g) of the Securities Exchange Act of 1934, which imposes additional sales practice requirements on broker-dealers who sell such common shares in the aftermarket. “Penny stock” rules govern how broker-dealers can deal with their clients and with “penny stocks”. For sales of our Common Stock, the broker-dealer must make a special suitability determination and receive from you a written agreement prior to making a sale of stock to you. The additional burdens imposed upon broker-dealers by the “penny stock” rules may discourage broker-dealers from effecting transactions in our Common Stock, which could severely affect its market price and liquidity. This could prevent you from reselling your shares and could cause the price of the shares to decline.

ITEM 7. FINANCIAL STATEMENTS

Our consolidated financial statements appear beginning at page F-1.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On October 31, 2006, we received written notice from Pratt-Thomas & Gumb, CPAs (“Pratt-Thomas”) that it would be resigning as our independent accountant following its review for the quarter ended September 30, 2006.  As of November 1, 2006, Pratt-Thomas merged with Dixon Hughes, PLLC.

Pratt-Thomas’ report on our consolidated financial statements for the fiscal years ended December 31, 2005 and 2004, and further through subsequent interim periods ended March 31, 2006, June 30, 2006 and September 30, 2006 did not contain an adverse opinion or disclaimer of opinion, or were modified as to any uncertainty, audit scope or accounting principle; however, they were modified to include an explanatory paragraph herein they expressed substantial doubt about our ability to continue as a going concern.

During the period from May 2005 through the fiscal year ended December 31, 2005, and further through the subsequent interim periods ended March 31, 2006, June 30, 2006 and September 30, 2006, there were no disagreements with Pratt-Thomas on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreement if not resolved to the satisfaction of Pratt-Thomas, would have caused them to make reference to the subject matter of the disagreement(s) in connection with their report on our consolidated financial statements for such years.

During the period May 2005 through the fiscal year ended December 31, 2005, and further through the subsequent interim periods ended March 31, 2006, June 30, 2006 and September 30, 2006, Pratt-Thomas did not advise us on any matter set forth in Item 304(a)(1)(iv)(B) of Regulation S-B.

On November 1, 2006, we engaged Dale Matheson Carr-Hilton LaBonte LLP, Chartered Accountants (“DMCL”) to audit our financial statements for the fiscal year ended December 31, 2006. During the two (2) most recent fiscal years ended December 31, 2004 and December 31, 2005, and through November 1, 2006, we did not consult with DMCL regarding (1) the application of accounting principles to a specific transaction, either completed or contemplated transaction, or the type of audit opinion that might be rendered on our financial statements, and no written report or oral advice was provided to us by concluding there was an important factor to be considered by us in reaching a decision as to an accounting, auditing or financial reporting issue; or (2) any matter that was either the subject of a disagreement, as that term is defined in Item 304 (a)(1)(iv)(A) of Regulation S-B or an event, as that term is defined in Item 304 (a)(1)(iv)(B) of Regulation S-B. On November 1, 2006, our Audit Committee and Board approved the engagement of DMCL for the fiscal year ended December 31, 2006.

ITEM 8A. CONTROLS AND PROCEDURES

Annual Evaluation Of The Company’s Disclosure Controls And Internal Controls. As of the date of this Annual Report on Form 10-KSB, we evaluated the effectiveness of the design and operation of our “disclosure controls and procedures” (“Disclosure Controls”), and our “internal controls and procedures for financial reporting” (“Internal Controls”).

This evaluation was done under the supervision and with the participation of management, including our Chief Executive Officer (“CEO”)/Chief Financial Officer (“CFO”). Rules adopted by the SEC require that in this section of the Annual Report we present the conclusions of the CEO/CFO about the effectiveness of our Disclosure Controls and Internal Controls based on and as of the date of the Controls Evaluation.

CEO/CFO Certification. Appearing immediately following the Signatures section of this Annual Report there are two (2) separate forms of “Certifications” of the CEO/CFO. The second form of Certification is required in accord with Section 302 of the Sarbanes-Oxley Act of 2002 (the “Section 302 Certification”). This section of the Annual Report which you are currently reading is the information concerning the Controls Evaluation referred to in the Section 302 Certifications and this information should be read in conjunction with the Section 302 Certifications for a more complete understanding of the topics presented.

Disclosure Controls And Internal Controls. Disclosure Controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 (the “Exchange Act”), such as this Annual Report, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure Controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the CEO/CFO, as appropriate to allow timely decisions regarding required disclosure. Internal Controls are procedures which are designed with the objective of providing reasonable assurance that (1) our transactions are properly authorized; (2) our assets are safeguarded against unauthorized or improper use; and (3) our transactions are properly recorded and reported, all to permit the preparation of our financial statements in conformity with generally accepted accounting principles.

Scope Of The Controls Evaluation. The CEO/CFO evaluation of our Disclosure Controls and our Internal Controls included a review of the controls’ objectives and design, the controls’ implementation by us and the effect of the controls on the information generated for use in this Annual Report. In the course of the Controls Evaluation, we sought to identify data errors, controls problems or acts of fraud and to confirm that appropriate corrective action, including process improvements, were being undertaken. This type of evaluation will be done on a quarterly basis so that the conclusions concerning controls effectiveness can be reported in our Quarterly Reports on Form 10-QSB and Annual Report on Form 10-KSB. The overall goals of these various evaluation activities are to monitor our Disclosure Controls and our Internal Controls and to make modifications as necessary; our intent in this regard is that the Disclosure Controls and the Internal Controls will be maintained as dynamic systems that change (including with improvements and corrections) as conditions warrant.

In accordance with SEC requirements, the CEO/CFO notes that, there have been no significant changes within the last quarter to the Internal Controls or in other factors that could significantly improve Internal Controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

Conclusions. Based upon the controls evaluation, our CEO/CFO has concluded that, subject to the limitations noted above, our Disclosure Controls are effective to ensure that material information relating to the Company is made known to management, including the CEO/CFO, particularly during the period when our periodic reports are being prepared, and that our internal controls are effective to provide reasonable assurance that (1) our transactions are properly authorized, (2) our assets are safeguarded against unauthorized or improper use, and (3) our transactions are properly recorded and reported, all to permit the preparation of our financial statements in conformity with generally accepted accounting principals.

ITEM 8B. OTHER INFORMATION

None.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Information regarding our directors appears under “Proposal No. 1 - Election of Directors” in our Proxy Statement for the 2007 Annual Meeting of Stockholders (the “Proxy Statement”). Information regarding our executive officers appears under “Executive Officers” in our Proxy Statement. Information about compliance with Section 16(a) of the Exchange Act appears under “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement. Information regarding our Audit Committee and our Audit Committee’s financial expert appears under “Audit Committee Report” in our Proxy Statement. These portions of the Proxy Statement are incorporated by reference into this report.

Code of Ethics

We have adopted a formal code of ethics that applies to our principal executive officer and principal accounting officer that is being filed as an exhibit to our Proxy Statement.

There were no material changes to the procedures by which security holders may recommend nominees to our Board of Directors.

ITEM 10. EXECUTIVE COMPENSATION

Information about compensation of our named executive officers appears under “Executive Compensation” in the Proxy Statement. That portion of the Proxy Statement is incorporated by reference into this report.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information about security ownership of certain beneficial owners and management appears under “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” in the Proxy Statement. That portion of the Proxy Statement is incorporated by reference into this report.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information about certain relationships and related transactions appears under “Certain Relationships and Related Transactions” in the Proxy Statement. That portion of the Proxy Statement is incorporated by reference into this report.

ITEM 13. EXHIBITS

(a)(1)(2) Financial Statements: See index to consolidated financial statements and supporting schedules.

(a)(3) Exhibits:

Exhibit No.	Description	Location
3.1	Articles of Incorporation of Piedmont Mining Company, Inc.	Incorporated herein by reference to the exhibit designated by the same number in the Registrant’s Form 10-KSB for the fiscal year ended December 31, 1994.
3.2	Bylaws of Piedmont Mining Company, Inc.	Incorporated herein by reference to the exhibit designated by the same number in the Registrant’s Form 10-K for the fiscal year ended December 31, 1990 (File No. 0-16436).
4.1	Form of Stock Specimen	Incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form SB-2, as filed with the SEC on June 27, 2006
4.2	Form of Subscription Agreement	Incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form SB-2, as filed with the SEC on June 27, 2006
4.3	Form of Warrant Agreement	Incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form SB-2, as filed with the SEC on June 27, 2006
4.4	Form of Registration Rights Agreement	Incorporated by reference to Exhibit 4.4 to the Company’s Registration Statement on Form SB-2, as filed with the SEC on June 27, 2006
10.1	Mining Lease with Option to Purchase by and between Mountain Gold Exploration Inc., GeoCorp and Piedmont Mining Company, Inc. dated as of April 26, 2005	Incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form SB-2, as filed with the SEC on June 27, 2006
10.2	Exploration and Option to Enter Joint Venture Agreement by and between Toquima Minerals US Inc. and Piedmont Mining Company, Inc. dated as of August 16, 2005	Incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form SB-2, as filed with the SEC on June 27, 2006
10.3	First Amendment of Option Agreement HiHo Property by and between Brancote U.S. Inc., Lander Resources LLC, Toquima Minerals US Inc. and Piedmont Mining Company, Inc. dated as of April 3, 2006	Incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form SB-2, as filed with the SEC on June 27, 2006
10.4	Mining Lease with Option to Purchase by and between Nevada Eagle Resources LLC and Piedmont Mining Company, Inc. dated as of November 11, 2005	Incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form SB-2, as filed with the SEC on June 27, 2006
10.5	Exploration and Development Agreement by and between AuEx, Inc. and Piedmont Mining Company, Inc. dated as of September 15, 2005	Incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form SB-2, as filed with the SEC on June 27, 2006
10.6	Option Agreement by and between Piedmont Mining Company, Inc. and AuEx, Inc. dated as of February 14, 2006	Incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form SB-2, as filed with the SEC on June 27, 2006
10.7	Exploration Agreement With Option to Form Joint Venture by and between Piedmont Mining Company, Inc. and Columbus Gold (U.S.) Corporation dated as of July 2, 2006	Incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form SB-2, as filed with the SEC on August 16, 2006

21	Subsidiaries of Piedmont Mining Company, Inc.	Incorporated by reference to Exhibit 21.1 to the Company’s Registration Statement on Form SB-2, as filed with the SEC on June 27, 2006
31.1	Certification Pursuant to Section 302	Provided herewith
31.2	Certification Pursuant to Section 302	Provided herewith
32.1	Certification Pursuant to 18 U.S.C. Section 1350	Provided herewith
32.2	Certification Pursuant to 18 U.S.C. Section 1350	Provided herewith

(b)	Reports on Form 8-K:

On November 3, 2006 Piedmont filed a Form 8-K with respect to Item 4.01 — Change in Registrant’s Certified Accountant from Pratt-Thomas & Gumb, CPAs to Dale Matheson Carr-Hilton LaBonte LLP, Chartered Accountants.

On March 23, 2007 Piedmont filed a Form 8-K with respect to Item 1.01 — Entry into a Material Definitive Agreement engaging drilling services from Drift Exploration Drilling, Inc.; and Item 5.02 — Appointment of Director Ian C. MacDonald.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Pratt-Thomas & Gumb, CPAs (“Pratt-Thomas”) was our independent accountant for the year ended December 31, 2005 and for the interim periods ended March 31, 2006, June 30, 2006 and September 30, 2006. Services provided to us by Pratt-Thomas with respect to such periods consisted primarily of the audit of our financial statements and limited reviews of the Registration Statement on Form SB-2 which was declared effective on September 18, 2006 and our Quarterly Report on Form 10-QSB for the fiscal quarter ended September 30, 2006 pursuant to Statement on Auditing Standards No. 100. Charges by Pratt-Thomas with respect to these matters aggregated approximately $9,585 for the year ended December 31, 2005 and $29,362 for the interim periods ended March 31, 2006, June 30, 2006 and September 30, 2006. Pratt-Thomas has billed $1,500 for tax fees for the completion of US federal and state tax returns through the fiscal year ended December 31, 2005. There were no other charges by Pratt-Thomas.

On November 1, 2006, the Audit Committee and the Board authorized engaging Dale Matheson Carr-Hilton LaBonte LLP as our independent accountant to audit our financial statements for the fiscal year ending December 31, 2006. On November 1, 2006, we engaged Dale Matheson Carr-Hilton LaBonte LLP, Chartered Accountants (“DMCL”) as our new independent accountants to audit our financial statements for the fiscal year ending December 31, 2006.

Audit fees for the year ended December 31, 2006 are anticipated to total $20,000 of which $15,000 has been billed through March 15, 2007.

The above-mentioned fees are set forth as follows in tabular form:

	2006	2005
Audit Fees	$52,570	$27,098
Audit Related Fees	-	-
Tax Fees	-	1,500
All Other Fees	$-	$-

Our Audit Committee and has unanimously approved all audit and non-audit services provided by the independent auditors. The independent accountants and management are required to periodically report to the Audit Committee regarding the extent of services provided by the independent accountants, and the fees for the services performed to date.

SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-KSB to be signed on its behalf by the undersigned, thereto duly authorized.

PIEDMONT MINING COMPANY, INC.

Date: April 4, 2007	By:	/s/ Robert M. Shields, Jr.
Name: Robert M. Shields, Jr.

Title: Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer), President, Director, Chairman of the Board of Directors

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Robert M. Shields, Jr.
Chief Executive Officer (Principal Executive Officer) and  Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer), President, Director, Chairman of the Board of Directors
April 4, 2007
Robert M. Shields, Jr.

/s/ Lewis B. Gustafson	Vice President of Explorations and Director	April 4, 2007
Lewis B. Gustafson

Director
Douglas D. Donald

/s/ Pete Ingersoll	Director	April 4, 2007
Pete Ingersoll

Director
Ralph W. Kettell, II

Exhibit Index

Exhibit No.	Description	Location
3.1	Articles of Incorporation of Piedmont Mining Company, Inc.	Incorporated herein by reference to the exhibit designated by the same number in the Registrant’s Form 10-KSB for the fiscal year ended December 31, 1994.
3.2	Bylaws of Piedmont Mining Company, Inc.	Incorporated herein by reference to the exhibit designated by the same number in the Registrant’s Form 10-K for the fiscal year ended December 31, 1990 (File No. 0-16436).
4.1	Form of Stock Specimen	Incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form SB-2, as filed with the SEC on June 27, 2006
4.2	Form of Subscription Agreement	Incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form SB-2, as filed with the SEC on June 27, 2006
4.3	Form of Warrant Agreement	Incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form SB-2, as filed with the SEC on June 27, 2006
4.4	Form of Registration Rights Agreement	Incorporated by reference to Exhibit 4.4 to the Company’s Registration Statement on Form SB-2, as filed with the SEC on June 27, 2006
10.1	Mining Lease with Option to Purchase by and between Mountain Gold Exploration Inc., GeoCorp and Piedmont Mining Company, Inc. dated as of April 26, 2005	Incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form SB-2, as filed with the SEC on June 27, 2006
10.2	Exploration and Option to Enter Joint Venture Agreement by and between Toquima Minerals US Inc. and Piedmont Mining Company, Inc. dated as of August 16, 2005	Incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form SB-2, as filed with the SEC on June 27, 2006
10.3	First Amendment of Option Agreement HiHo Property by and between Brancote U.S. Inc., Lander Resources LLC, Toquima Minerals US Inc. and Piedmont Mining Company, Inc. dated as of April 3, 2006	Incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form SB-2, as filed with the SEC on June 27, 2006
10.4	Mining Lease with Option to Purchase by and between Nevada Eagle Resources LLC and Piedmont Mining Company, Inc. dated as of November 11, 2005	Incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form SB-2, as filed with the SEC on June 27, 2006
10.5	Exploration and Development Agreement by and between AuEx, Inc. and Piedmont Mining Company, Inc. dated as of September 15, 2005	Incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form SB-2, as filed with the SEC on June 27, 2006
10.6	Option Agreement by and between Piedmont Mining Company, Inc. and AuEx, Inc. dated as of February 14, 2006	Incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form SB-2, as filed with the SEC on June 27, 2006
10.7	Exploration Agreement With Option to Form Joint Venture by and between Piedmont Mining Company, Inc. and Columbus Gold (U.S.) Corporation dated as of July 2, 2006	Incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form SB-2, as filed with the SEC on August 16, 2006
21	Subsidiaries of Piedmont Mining Company, Inc.	Incorporated by reference to Exhibit 21.1 to the Company’s Registration Statement on Form SB-2, as filed with the SEC on June 27, 2006

31.1	Certification Pursuant to Section 302	Provided herewith
31.2	Certification Pursuant to Section 302	Provided herewith
32.1	Certification Pursuant to 18 U.S.C. Section 1350	Provided herewith
32.2	Certification Pursuant to 18 U.S.C. Section 1350	Provided herewith

PIEDMONT MINING COMPANY, INC.
(An Exploration Stage Company)

CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Piedmont Mining Company Inc.:

We have audited the consolidated balance sheet of Piedmont Mining Company Inc., an exploration stage company, as at December 31, 2006 and the consolidated statement of operations, stockholders’ equity and cash flows for the year then ended and for the period January 1, 2002 (inception of exploration stage) to December 31, 2006. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. The consolidated financial statements for the period from January 1, 2002 (inception of exploration stage) to December 31, 2005 were reported on by other auditors and reflect a total net loss of $1,008,983 of the related cumulative totals. The other auditors’ reports have been furnished to us, and our opinion, insofar as it relates to amounts included for such prior periods, is based solely on the reports of such other auditors.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of the Company as at December 31, 2006 and the results of its operations and its cash flows and the changes in stockholders’ equity for the year then ended, and for the period January 1, 2002 (inception of exploration stage) to December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has no revenue or cash flow from operations and its liabilities exceed its assets. Since the Company’s incorporation in July 1983, the Company has incurred an accumulated deficit of $14,713,882 as of December 31, 2006. The Company also had a working capital deficit of $208,165 as of December 31, 2006. These conditions raise substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters also are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ DALE MATHESON CARR-HILTON LABONTE LLP

CHARTERED ACCOUNTANTS

March 12, 2007
Vancouver, Canada

Report of Independent Registered Public Accounting Firm

To the Stockholders
Piedmont Mining Company, Inc.

We have audited the accompanying consolidated balance sheet of Piedmont Mining Company, Inc. (an exploration stage corporation) and subsidiaries, as of December 31, 2005, and the related consolidated statements of loss, stockholders’ deficit, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Piedmont Mining Company, Inc., and subsidiaries as of December 31, 2005 and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 11 to the financial statements, the financial statements for 2005 were previously restated.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has no revenue or cash flow from operations and its liabilities exceed its assets. These conditions raise substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters also are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Dixon Hughes PLLC

Charleston, South Carolina

April 12, 2006, except for the fourth
paragraph above, as to which the
date is September 1, 2006

PIEDMONT MINING COMPANY, INC.
(An Exploration Stage Company)
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2006	2005
	$	$
		(Restated - see Note 11)

CURRENT ASSETS
Cash and cash equivalents	17,222	400
Prepaid expenses and other	27,682	20,559
Total current assets	44,904	20,959
MINERAL PROPERTIES (Note 3)	177,167	75,500
PROPERTY AND EQUIPMENT (Note 4)	1,527	1,667

Total assets	223,598	98,126

CURRENT LIABILITIES
Bank overdraft	-	8,247
Accounts payable and accrued liabilities	116,341	55,929
Due to related parties (Note 5)	136,728	388,174
Convertible notes (Note 6)	-	27,000
Total current liabilities	253,069	479,350

CONTINGENCIES AND COMMITMENTS (Notes 1 and 3)

STOCKHOLDERS' DEFICIENCY
Capital Stock (Note 7)
Authorized:
25,000,000 Preferred stock $1.00 par value
100,000,000 Common stock no par value
Common stock issued and outstanding: 54,063,660 common (2005 - 43,958,041)	14,189,969	12,820,971
Additional paid-in capital	494,442	371,075
Accumulated deficit	(12,564,287)	(12,564,287)
Deficit accumulated during the exploration stage	(2,149,595)	(1,008,983)
Total stockholders deficit	(29,471)	(381,224)

Total liabilities and stockholders deficit	223,598	98,126

The accompanying notes are an integral part of these financial statements.

PIEDMONT MINING COMPANY, INC.
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended December 31, 2006	For the Year Ended December 31, 2005	For the Period from January 1, 2002 (inception) to December 31, 2006
	$	$	$
		(Restated - see Note 11)	(Restated - see Note 11)
EXPENSES
Exploration, geological and geophysical costs and property research and development	613,781	242,279	886,954
Management fees	224,267	63,900	288,171
Professional fees	202,464	42,012	370,972
General and administrative	100,241	92,654	380,994
Depreciation	1,430	1,000	143,567

LOSS BEFORE OTHER ITEM	(1,142,183)	(441,845)	(2,070,658)

INTEREST INCOME	5,879	22	5,911
INTEREST EXPENSE	(4,308)	(21,066)	(38,258)
LOSS ON OTHER NON-OPERATING ACTIVITIES	-	-	(46,590)
	1,571	(21,044)	(78,937)

NET LOSS	(1,140,612)	(462,889)	(2,149,595)

BASIC AND DILUTED NET LOSS PER SHARE	(0.02)	(0.01)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING, BASIC AND DILUTED	51,119,396	39,106,882

The accompanying notes are an integral part of these financial statements.

PIEDMONT MINING COMPANY, INC.
(An Exploration Stage Company)
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

(Restated - see Note 11)	Common Stock		Additional Paid-in	Accumulated	Deficit Accumulated During Exploration	Total Stockholders'
	Shares	Amount	Capital	Deficit	Stage	Deficit
		$	$	$	$	$
Balance, December 31, 2003	37,152,646	12,335,434	371,075	(12,564,287)	(381,754)	(239,532)
Prior period adjustment	-	-	-	-	(1,901)	(1,901)

Balance, December 31, 2003, as restated	37,152,646	12,335,434	371,075	(12,564,287)	(383,655)	(241,433)
Net loss	-	-	-	-	(162,439)	(162,439)

Balance, December 31, 2004	37,152,646	12,335,434	371,075	(12,564,287)	(546,094)	(403,872)
Stock issued upon conversion of debt	4,063,403	316,037	-	-	-	316,037
Sale of common stock	2,441,992	145,000	-	-	-	145,000
Payments in common stock on exploration projects	300,000	24,500	-	-	-	24,500
Net loss	-	-	-	-	(462,889)	(462,889)

Balance, December 31, 2005	43,958,041	12,820,971	371,075	(12,564,287)	(1,008,983)	(381,224)
Sale of common stock, net of issuance costs	10,062,141	1,358,998	-	-	-	1,358,998
Common shares issued pursuant to mineral property option agreements	43,478	10,000	-	-	-	10,000
Stock-based management fees	-	-	123,367	-	-	123,367
Net loss	-	-	-	-	(1,140,612)	(1,140,612)

Balance, December 31, 2006	54,063,660	14,189,969	494,442	(12,564,287)	(2,149,595)	(29,471)

The accompanying notes are an integral part of these financial statements.

PIEDMONT MINING COMPANY, INC.
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31, 2006	For the Year Ended December 31, 2005	For the Period from January 1, 2002 (inception) to December 31, 2006
	$	$	$
		(Restated - see Note 11)	(Restated - see Note 11)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	(1,140,612)	(462,889)	(2,149,595)
Adjustments to reconcile net loss to net cash from operating activities:
Stock based compensation	123,367	-	123,367
Depreciation	1,430	1,000	143,567
Gain (loss) on other non-operating activities	-	-	(21,000)
Changes in operating assets and liabilities:
Prepaid expenses and other	(7,123)	354	(24,733)
Accounts payable and accrued liabilities	(67,094)	159,707	213,613
NET CASH FLOWS USED IN OPERATING ACTIVITIES	(1,090,032)	(301,828)	(1,714,781)

CASH FLOWS FROM FINANCING ACTIVITIES
Bank overdraft	(8,247)	8,247	-
Issuance of shares for cash, net of issuance costs	1,358,998	145,000	1,503,998
Convertible notes	(27,000)	75,000	291,145
Related party advances (repayments)	(123,940)	123,940	(14,005)
NET CASH FLOWS FROM FINANCING ACTIVITIES	1,199,811	352,187	1,781,138

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(1,290)	-	(4,290)
Proceeds from non-operating activities	-	-	97,125
Payments made on exploration projects	(91,667)	(51,000)	(142,667)
NET CASH FLOWS USED IN INVESTING ACTIVITIES	(92,957)	(51,000)	(49,832)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	16,822	(641)	16,525
CASH AND CASH EQUIVALENTS, BEGINNING	400	1,041	697

CASH AND CASH EQUIVALENTS, END	17,222	400	17,222

SUPPLEMENTAL CASH FLOW INFORMATION AND NON-CASH INVESTING AND FINANCING ACTIVITIES (Note 9)

The accompanying notes are an integral part of these financial statements.

PIEDMONT MINING COMPANY, INC.
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006

NOTE 1:	NATURE OF OPERATIONS

Piedmont Mining Company, Inc. (the Company) was formed in 1983 under the laws of North Carolina, USA. However, significant changes to the Company’s business and operations occurred from 1983 to 2002. The Company is currently in the exploration stage, which is characterized by significant expenditures for the examination and development of exploration opportunities. As a result, under Statement of Financial Accounting Standards No. 7 (SFAS) Accounting and Reporting by Development Stage Enterprises, the Company re-established itself as an exploration stage company and began reporting under exploration stage guidelines.

From inception in 1983 until mid-1992, the Company was engaged in the exploration for, and production of, gold and other precious metals and the evaluation of gold properties in North and South Carolina. From 1983 the Company was engaged in exploration and from early 1985 until May 1992, the Company was also engaged in the mining and production of gold and silver at its Haile Mine Property near Kershaw, South Carolina. In May 1992, the Company entered into a joint venture at the Haile Mine Property with AMAX Gold, Inc. (“AGI”). Operations ceased at the Haile Mine Property in 1994 and litigation commenced between the Company and AGI in 1995. This litigation was settled in March 1999. Between 1999 and 2003 the Company was dormant.

The Company did not again become engaged in exploration activities until 2004, when it relocated to Reno, Nevada. Since October 2003, the Company has been an exploration stage company engaged in the acquisition and exploration of mineral properties. The Company has entered into option and earn-in agreements on six (6) different exploration properties in the state of Nevada and may opt to acquire one, some or all of the properties that the Company currently lease pursuant to option agreements. Management’s plan is to conduct exploration for gold and silver at all these properties to assess whether they possess economic deposits of gold and/or silver which can be recovered at a profit. We do not intend to build an exploration staff but rather to joint venture our projects with competent exploration groups who can manage the exploration activities with our funding.

The Company’s focus for the foreseeable future will be on exploration of various existing mineral properties and exploration of new properties. Since April 2005, The Company has acquired mineral leases, directly and under options, for the purpose of exploring for economic deposits of gold and silver in the State of Nevada. In April 2006 the Company commenced exploration on the Trinity Silver Project in Pershing County, Nevada. (Note 3)

Going Concern
These financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America with the on-going assumption applicable to a going concern which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business

The Company is in the exploration stage of its mineral property development and to date has not yet generated any net revenues or cash flow from its re-established operations. This factor creates an uncertainty as to how the Company will fund its operations and maintain sufficient cash flow to operate as a going concern. The financial statements do not reflect any adjustments to the carrying values of assets that might result from the outcome of this uncertainty.

The Company intends to fund its ongoing operations by way of private placements as may be required. Since 2002, the Company has completed private placements and stock options have been exercised for total cash proceeds of $1,503,998 from the issuance of shares of the Company’s common stock.

Management believes these efforts will contribute toward funding the Company’s activities until appropriate levels of funding can be arranged and/or revenue can be earned from the properties either through production or sale. The Company’s ability to meet its cash requirements in the next year is dependent upon continuing to obtain financing and satisfying certain obligations, such as compensating its officers and consultants either through monetary means or grant of stock options. If this is not achieved, there is substantial doubt the Company may be able to continue as a going concern. (Refer to Note 10)

NOTE 2:	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation
These financial statements are presented in United States dollars and have been prepared in accordance with accounting principals generally accepted in the United States of America.

PIEDMONT MINING COMPANY, INC.
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006

NOTE 2:	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Basis of Consolidation
The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, NetColony, LLC and Piedmont Gold Company, Inc. Neither subsidiary has material operations, tangible assets or liabilities. All significant intercompany accounts and transactions, if any, have been eliminated in consolidation.

Cash and Cash Equivalents
The Company considers all highly liquid instruments with an original maturity of three months or less at the time of issuance to be cash equivalents.

Comparative figures
Certain comparative figures have been reclassified in order to conform to the current year’s financial statement presentation.

Restatement
The Company has restated its December 31, 2005 and 2004 financial statements as a result of errors in the accounting for certain prepaid expenses, accrued liabilities, other liabilities and exploration costs. (Refer to Note 11)

Use of Estimates
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates. Significant areas requiring management’s estimates and assumptions are determining the fair value of shares of common stock, convertible debentures and financial instruments, Other areas requiring estimates include deferred tax balances, valuation allowances, allocations of expenditures to resource property interests and asset impairment tests.

Mineral Property Costs
The Company is primarily engaged in the acquisition, exploration and development of mineral properties.

Pursuant to Emerging Issues Task Force (EITF) 04-02, mineral rights are capitalized at cost. This includes lease payments under exploration agreements. Pursuant to Emerging Issues Task Force (EITF) 04-02, mineral rights are capitalized at cost. This includes lease payments under exploration agreements. The projects are assessed for write-off when facts and circumstances indicate their carrying values exceed their recoverable values, such as failure to discover mineable ore. If a mineable ore body is found, these costs will be amortized when production begins using a units-of-production method.  These costs are recorded to exploration projects on the consolidated balance sheets. Other exploration, geological costs and research and development costs are expensed as incurred.

Mineral property acquisition costs are capitalized when management has determined that probable future benefits consisting of a contribution to future cash inflows have been identified and adequate financial resources are available or are expected to be available as required to meet the terms of property acquisition and budgeted exploration and development expenditures. Mineral property acquisition costs are expensed as incurred if the criteria for capitalization are not met. In the event that mineral property acquisition costs are paid or settled with Company shares, those shares are valued at market at the time the shares are due.

When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves and pre feasibility, the costs incurred to develop such property to production are capitalized.

Estimated future removal and site restoration costs, when determinable are provided over the life of proven reserves on a units-of-production basis. Costs, which include production equipment removal and environmental remediation, are estimated each period by management based on current regulations, actual expenses incurred, and technology and industry standards. Any charge is included in exploration expense or the provision for depletion and depreciation during the period and the actual restoration expenditures are charged to the accumulated provision amounts as incurred.

As of the date of these financial statements, all of the Company’s exploration costs have been expensed.

PIEDMONT MINING COMPANY, INC.
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006

NOTE 2:	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Mineral Property Costs (continued)
To date the Company has not established any proven or probable reserves on its mineral properties.

Asset Retirement Obligations
The Company has adopted the provisions of SFAS No. 143 "Accounting for Asset Retirement Obligations," which establishes standards for the initial measurement and subsequent accounting for obligations associated with the sale, abandonment or other disposal of long-lived tangible assets arising from the acquisition, construction or development and for normal operations of such assets. The adoption of this standard has had no effect on the Company's financial position or results of operations. To December 31, 2006 any potential costs relating to the ultimate disposition of the Company's mineral property interests are not determinable.

Impairment of Long-Lived Assets
The Company reviews property and equipment and certain identifiable intangibles, excluding goodwill, for impairment in accordance with SFAS No. 144, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability of these assets is measured by comparison of its carrying amount to future undiscounted cash flows the assets are expected to generate. If property, plant, and equipment and certain identifiable intangibles are considered to be impaired, the impairment to be recognized equals the amount by which the carrying value of the assets exceeds fair market value. For the two fiscal years ended December 31, 2006, the Company had no material impairment of its long-lived assets.

Financial Instruments
The fair values of cash and cash equivalents, accounts payable and accrued liabilities and amounts due to related parties were estimated to approximate their carrying values due to the immediate or short-term maturity of these financial instruments. The carrying value of convertible notes approximates fair value based on current market rates for notes with similar maturities and terms.  The fair value of the Company’s net smelter royalty obligations (refer to Note 3) is not determinable at the current stage of the Company’s exploration program. Accordingly, no value has been assigned by management. The Company’s operations and financing activities are conducted primarily in United States dollars, and as a result the Company is not subject to significant exposure to market risks from changes in foreign currency rates. Management has determined that the Company is not exposed to significant credit risk.

Loss per Common Share
Basic loss per share (“LPS”) includes no dilution and is computed by dividing loss attributable to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could share in the earnings (loss) of the Company. The common shares potentially issuable on conversion of outstanding convertible debentures and exercise of stock options were not included in the calculation of weighted average number of shares outstanding because the effect would be anti-dilutive.

Net loss used in determining basic LPS was ($1,140,612) for the year ended December 31, 2006 and ($462,889) for the year ended December 31, 2005. The weighted average number of shares of common stock used in determining basic LPS was 51,119,396 for the year ended December 31, 2006 and 39,106,882 for the year ended December 31, 2005.

Foreign Currency Translation
The financial statements are presented in United States dollars. In accordance with SFAS No. 52, “Foreign Currency Translation”, foreign denominated monetary assets and liabilities are translated to their United States dollar equivalents using foreign exchange rates which prevailed at the balance sheet date. Revenue and expenses are translated at average rates of exchange during the year. Related translation adjustments are reported as a separate component of stockholders’ equity, whereas gains or losses resulting from foreign currency transactions are included in results of operations.

PIEDMONT MINING COMPANY, INC.
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006

NOTE 2:	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Income Taxes
The Company follows the liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax balances. Deferred tax assets and liabilities are measured using enacted or substantially enacted tax rates expected to apply to the taxable income in the years in which those differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the date of enactment or substantive enactment. As at December 31, 2006, the Company had net operating loss carry forwards; however, due to the uncertainty of realization, the Company has provided a full valuation allowance for the potential deferred tax assets resulting from these losses carry forwards.

Stock-Based Compensation
On January 1, 2006, the Company adopted SFAS No. 123 (revised 2004) (SFAS No. 123R), Share-Based Payment, which addresses the accounting for stock-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. In January 2005, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 107, which provides supplemental implementation guidance for SFAS No. 123R. SFAS No. 123R eliminates the ability to account for stock-based compensation transactions using the intrinsic value method under Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and instead generally requires that such transactions be accounted for using a fair-value-based method. The Company uses the Black-Scholes-Merton (“BSM”) option-pricing model to determine the fair-value of stock-based awards under SFAS No. 123R, consistent with that used for pro forma disclosures under SFAS No. 123, Accounting for Stock-Based Compensation. The Company has elected the modified prospective transition method as permitted by SFAS No. 123R and accordingly prior periods have not been restated to reflect the impact of SFAS No. 123R. The modified prospective transition method requires that stock-based compensation expense be recorded for all new and unvested stock options, restricted stock, restricted stock units, and employee stock purchase plan shares that are ultimately expected to vest as the requisite service is rendered beginning on January 1, 2006 the first day of the Company’s fiscal year 2006. Stock-based compensation expense for awards granted prior to January 1, 2006 is based on the grant date fair-value as determined under the pro forma provisions of SFAS No. 123.

Prior to the adoption of SFAS No. 123R, the Company measured compensation expense for its employee stock-based compensation plans using the intrinsic value method prescribed by APB Opinion No. 25. The Company applied the disclosure provisions of SFAS No. 123 as amended by SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure, as if the fair-value-based method had been applied in measuring compensation expense. Under APB Opinion No. 25, when the exercise price of the Company’s employee stock options was equal to the market price of the underlying stock on the date of the grant, no compensation expense was recognized.

Property and Equipment
Property and equipment is comprised of computer equipment and websites which is recorded at cost and amortized over 3 years on a straight-line basis.

Recent Accounting Pronouncements
In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments-an amendment of FASB Statements No. 133 and 140”, to simplify and make more consistent the accounting for certain financial instruments. SFAS No. 155 amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, to permit fair value re-measurement for any hybrid financial instrument with an embedded derivative that otherwise would require bifurcation, provided that the whole instrument is accounted for on a fair value basis. SFAS No. 155 amends SFAS No. 140, “Accounting for the Impairment or Disposal of Long-Lived Assets”, to allow a qualifying special-purpose entity to hold a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 applies to all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006, with earlier application allowed. This standard is not expected to have a significant effect on the Company’s future reported financial position or results of operations.

PIEDMONT MINING COMPANY, INC.
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006

NOTE 2:	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent Accounting Pronouncements (continued)
In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". This statement requires all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable, and permits for subsequent measurement using either fair value measurement with changes in fair value reflected in earnings or the amortization and impairment requirements of Statement No. 140. The subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value eliminates the necessity for entities that manage the risks inherent in servicing assets and servicing liabilities with derivatives to qualify for hedge accounting treatment and eliminates the characterization of declines in fair value as impairments or direct write-downs. SFAS No. 156 is effective for an entity's first fiscal year beginning after September 15, 2006. This adoption of this statement is not expected to have a significant effect on the Company’s future reported financial position or results of operations.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. The objective of SFAS 157 is to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. The provisions of SFAS No. 157 are effective for fair value measurements made in fiscal years beginning after November 15, 2007. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R)”. This statement requires employers to recognize the over or under funded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The provisions of SFAS No. 158 are effective for employers with publicly traded equity securities as of the end of the fiscal year ending after December 15, 2006. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

In September 2006, the SEC issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB No. 108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB No. 108 requires companies to quantify misstatements using a balance sheet and income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. SAB No. 108 is effective for periods ending after November 15, 2006. The adoption of SAB No. 108 has not had a material effect on the Company’s financial position and results of operations.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”. This Statement permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently assessing the impact of SFAS No. 159 on its financial position and results of operations.

PIEDMONT MINING COMPANY, INC.
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006

NOTE 3:	MINERAL PROPERTIES

The Company entered into various property agreements during the years ended December 31, 2006 and 2005. These include the following:

A.	Antelope Ridge Project
Under the terms of a Mining Lease with Option to Purchase dated April 26th, 2005 (the “Agreement”), the Company has entered into a Mining Lease with Option to Purchase on 50 claims in the Fish Creek Mining District, Eureka County, Nevada (the “Antelope Ridge Project”) for 10 years pursuant to the following terms:
1.	Lease and option payments required:
(a)        initial consideration of $4,000 plus federal and county filing fees of $2,406 as well as payments to each of the two property owners of $3,000 cash and 50,000 shares of common stock; and a further payment to one of the owners, of $2,000 for additional claims location costs were made;
(b)        on April 26, 2006, payments to each of the owners of $5,000 cash and shares of common stock having a value of $5,000 were made;
(c)        on April 26, 2007, payments to each of the owners of $7,500 cash and shares of common stock having a value of $7,500; and
(d)        on April 26, 2008 and each subsequent anniversary of the effective date, payments to each of the Owners of $10,000 cash and shares of common stock having a value of $10,000.
2.	The Company shall expend the following sums on exploration and maintenance of the property during the first three years of the Agreement:
(i)	Year one - $20,000; (ii) Year two - $100,000; and (iii) Year three - $100,000.
3.
The Company the right to purchase the property for the sum of $1,000,000 and all payments made to owners pursuant to clause 1. above shall be applied to the purchase price. The purchase option must be exercised prior to the commencement of production from the property.

4.	The property is subject to a 3% of net smelter returns royalty (“NSR”) on production.
5.	The Company may purchase (a) one-third of the reserved royalty (i.e. 1% NSR) for $1,000,000; and (b) a second one-third of the reserved royalty (i.e. 1% NSR) for an additional $4,000,000.
6.	The Company may terminate this Agreement at any time on 60 days notice.

To date, the Company has made lease payments and option payments totaling $38,500 and has expensed $67,370 in exploration costs with respect to the Antelope Ridge Project. As at December 31, 2006 the option agreement is in good standing however, although the Company has completed all of the prescribed option payments and has met the first year expenditure requirements, both parties to the agreement have agreed to extend the year two expenditure requirements in order to provide the Company the opportunity to complete the first drill program. The completion of the first drill program is anticipated to occur once the snows have melted and a drill rig becomes available.

B.	Bullion Mountain Project
Effective November 11, 2005, the Company entered into a ten year Mining Lease with Option to Purchase on 17 claims in Lander County, Nevada (the ‘Bullion Mountain Project’) pursuant to the following terms:
1.	Lease payments required:
a)	On signing: $5,000 plus $2,274 for claims fees reimbursement have been paid
b)	First anniversary: $5,000 was paid
c)	Second anniversary: $10,000
d)	Third anniversary and each anniversary thereafter: $15,000
2. The Company must expend the following additional amounts in exploration and maintenance of the property during the first two years of the Agreement:
a)	By November 2006: $20,000
b)	By November 2007: $50,000
3.   The Company has the option to purchase this property at any time for $500,000, which must be exercised before production can commence. All lease, work requirement and property maintenance payments made up to this point would be deducted from the purchase price.
4.   Upon exercise of the purchase option, the Company would be required to pay a 3% net smelter returns royalty on production from the property.
5.   The Company has the right to terminate this agreement at any time by giving 60 days prior written notice.

The Company has made lease payments totaling $10,000 and has expensed $21,200 in exploration costs to date.

PIEDMONT MINING COMPANY, INC.
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006

NOTE 3:	MINERAL PROPERTIES (continued)

C.	Dome-Hi-Ho Project
Effective on April 26, 2005, the Company entered into a five year Exploration and Option to Enter Into a Joint Venture Agreement on 44 claims in Lander County, Nevada (the ‘Dome HiHo Project’), pursuant to the following terms:
1.	Lease and option payments:
a) On signing Letter of Intent April 2005:	$10,000 was paid in cash.
b) On signing the Agreement August 2005:	$21,000 was paid in cash, and
$16,000 in 200,000 shares of common stock
c) Lease payment August 2005:	$5,000 was paid in cash.
d) Lease payment March 16, 2006:	$10,000 was paid in cash
e) Lease payment July 2006:	$6,667 was paid in cash.
f)	Lease payment March 2007 and each year thereafter: $10,000 in cash until the Company has either earned a 51% interest in the project or terminated the Agreement.
The agreement was subsequently amended on April 3, 2006. The Company must elect by April 26, 2011 to exercise the underlying option on 20 of the claims by paying $200,000.
2.	Required expenditures for exploration and property maintenance:
a) First lease year:	$180,000
b) Second lease year:	$180,000
c) Third lease year:	$400,000
d) Fourth lease year:	$500,000
e) Fifth lease year:	$540,000.
3.   Upon completing the above work requirements, the Company will have earned a 51% interest in the property and the project, at which point a joint venture will be formed with the Company as the operator.
4.   The underlying purchase option on 20 of the claims was renegotiated in 2006. Accordingly, payments now required on the underlying purchase option are as follows:
a) On signing the option amendment in April 2006:	$10,000
b) On first anniversary of amendment in April 2007:	$10,000
c) On second anniversary of amendment in April 2008:	$20,000
d) Option exercise price by April 2009:	$200,000, less above payments.
5.   In addition, the Company is obligated to pay the underlying claims maintenance and property holding costs  as well as annual rental payments under a pre-existing lease agreement with a third party. The term of this  lease is twenty years, beginning July 21, 2003. The Company will therefore be required to pay the following lease amounts:
a)	2007 $8,333
b)	After the 2007 anniversary date, the annual rental amount will be increased based on the Consumer Price Index.
6.   The Company would be required to pay royalties based on a graduated scale, ranging from 3.0% to 4.0% should production occur on the property.

To date, the Company has made lease and option payments totaling $68,667 and has expensed approximately $214,000 in exploration costs with respect to the Dome-Hi-Ho Project. Both parties to the agreement have extended the deadline for the second year expenditure requirement until the second drill program can be completed which is dependent upon the availability of a drill rig.

D.	Trinity Silver Project
Effective on September 15, 2005, the Company entered into an Exploration and Development Agreement on the Trinity Silver Project (‘TSP’) in Pershing County, Nevada. The TSP consists of 40 claims, 1,280 acres of fee land and 2,560 acres of sub-leased fee land. Pursuant to the terms of the Agreement:
1.   Lease and option payments required:
a) On signing:	$10,000 was paid.
2.   Required expenditures for exploration and property maintenance:
a) In year 1:	$75,000 (completed).
b) In year 2:	$125,000 (completed).
c)	Prior to September 15, 2008: a total of $1,000,000 in order to earn an initial 25% interest in the TSP.
d)	Prior to September 15, 2010: an additional $1,000,000, in order to earn an additional 26% interest
(51% in total) in the TSP.

PIEDMONT MINING COMPANY, INC.
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006

NOTE 3:	MINERAL PROPERTIES (continued)

D.	Trinity Silver Project (continued)
e)	Prior to September 15, 2013: an additional $2,000,000 in order to earn an additional 9% interest
(for a total of 60%) in the TSP.
3.   Upon achieving its 51% or its 60% interest, the Company may then elect to form a joint venture, and the Company would be the operator of the joint venture.
4.   The Company may terminate this agreement at any time upon 30 days written notice.

To date, the Company has made lease payments totaling $10,000 and has expensed $347,607 in exploration and property maintenance costs with respect to the Trinity Silver Project.

E.	Pasco Canyon Project
On February 14, 2006, the Company entered into a five year Option Agreement (the ‘Agreement’) on 24 claims in Nye County, Nevada (the ‘Pasco Canyon Project’), pursuant to the following terms:

1.   Option payment required: On signing: $10,000 (paid)

2.   The Company is required to expend the following sums on exploration and maintenance of the property during the term of the Agreement:
Year 1	$ 50,000
Year 2	$100,000
Year 3	$200,000
Year 4	$200,000
Year 5	$450,000

3.   Upon completion of the required expenditures, the Company will have acquired a 60% undivided interest in the property. At that point, a formal joint venture agreement will be entered into by the Company with the Company being the operator of the joint venture.
4.   The Company has the right to terminate this agreement at any time, subsequent to the first year’s expenditure requirement of $50,000, by giving 30 days prior written notice.

To date, the Company has made lease payments totaling $10,000 and has expensed $16,856 in exploration costs with respect to the Pasco Canyon Project. As of December 31, 2006 the Company has not completed all of the prescribed exploration expenditures. However, both parties to the agreement have agreed to extend the first year expenditure requirements until the required drilling permit from the United States Forest Services is received and a drill rig can be obtained.

F.	Dutch Flat Gold Project
On July 2, 2006, the Company entered into a five year Exploration Agreement with Option to Form Joint Venture (the ‘Agreement’) , on 114 claims in Humboldt County, Nevada (the Dutch Flat Project) pursuant to the following terms:
1.   Payment upon signing:  $35,000
2.   The Company shall expend the following sums on exploration and maintenance of the property during the first 5 years of the Agreement:
Year 1	$200,000
Year 2	$300,000
Year 3	$500,000
Year 4	$500,000
Year 5	$500,000

3.   Upon completion of the $2,000,000 in exploration expenditures over the 5-year period, the Company shall have earned a 51% interest in the property and can then elect to either 1) form a joint venture at that point whereby the Company would own 51%, or 2) earn an additional 19% interest in property by funding a positive feasibility study and then form a joint venture. The Company would be the operator of the joint venture.
4.   Six of these claims are subject to a 1.5% net smelter returns royalty. Another company, in which one of the Company’s Directors has an interest, holds a 1% net smelter returns royalty on another sixteen of these claims.
5.   The Company may terminate this Agreement at any time after the first year on 30 days notice.

PIEDMONT MINING COMPANY, INC.
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006

NOTE 3:	MINERAL PROPERTIES (continued)

F.	Dutch Flat Gold Project (continued)

To date, the Company has made the initial payment of $35,000 and has expensed $124,204 in exploration costs with respect to the Dutch Flat Gold Project.

A summary of capitalized expenditures, per property, is as follows:

	Balance as at December 31, 2004	Option Payments	Balance as at December 31, 2005	Option Payments	Balance as at December 31, 2006
	$	$	$	$	$
Antelope Ridge	-	18,500	18,500	20,000	38,500
Bullion Mountain	-	-	-	10,000	10,000
Dome Hi-Ho	-	47,000	47,000	26,667	73,667
Dutch Flat	-	-	-	35,000	35,000
Pasco Canyon	-	-	-	10,000	10,000
Trinity Silver	-	10,000	10,000	-	10,000

	-	28,500	75,500	101,667	177,167

NOTE 4:	PROPERTY AND EQUIPMENT

	December 31, 2006	December 31, 2005

Computer Equipment	$4,290	$-
Websites	-	190,738
Less: accumulated depreciation	(2,763)	(189,071)
	$1,527	$1,667

NOTE 5:	DUE TO RELATED PARTIES AND RELATED PARTY TRANSACTIONS

The unpaid portion of the annual management fee for the Company’s President and CEO for the years ended December 31, 2006 and 2005 was $119,000 and $185,500, respectively. Administrative expenses incurred by the President and CEO at December 31, 2006 and 2005 were $1,852 and $17,934, respectively. The Company pays rent for office space to the President, which totaled $14,000 for the year ended December 31, 2006 and $11,500 for the year ended December 31, 2005.

The unpaid portion of exploration costs incurred by the Company’s Vice President at December 31, 2006 and 2005 were $14,376 and $56,919, respectively.

The directors receive a fee for participating in Board meetings and Compensation Committee meetings. The unpaid portion of these fees at December 31, 2006 and 2005 were $1,500 and $3,200, respectively.

From time to time, the Company’s officers and directors advance monies to the Company under an unwritten arrangement accruing 5% interest annually. These advances are unsecured and have no fixed repayment terms. The unpaid balances related to these advances at December 31, 2006 and 2005 were $0 and $123,940, respectively. The unpaid interest related to these advances at December 31, 2006 and 2005 was $0 and $1,405, respectively.

The Company granted stock options during 2006 and 2005 to certain directors and officers totaling 2,300,000 (2005 - 2,650,000) options fair valued at $317,300 (2005 - nil).

All related party transactions involving provision of services or tangible assets were recorded at the exchange amount, which is the value established and agreed to by the related parties reflecting arms length consideration payable for similar services or transfers. (Other related party transactions are disclosed in notes 6 and 7.)

PIEDMONT MINING COMPANY, INC.
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006

NOTE 6:	CONVERTIBLE NOTES

During 2003, the Company issued $85,000 of convertible promissory notes bearing interest at 5% per annum and maturing at various dates.  During 2004, the Company issued an additional $158,145 of convertible promissory notes bearing interest at 5% per annum.  During 2005, the Company issued $75,000 of convertible promissory notes, bearing interest at 5% per annum. During 2005, $291,145 of these notes and the related accrued interest of $24,892 were converted into 4,063,403 shares of common stock. The conversion prices were between $0.06 and $0.10 per share. One $27,000 convertible note remained unconverted at December 31, 2005 and was repaid by the Company with accrued interest of $3,213 in February 2006.

Two of the converted notes were with related parties. One of the Company’s directors held a note totaling $15,000 which converted into 170,156 shares. Also this director is the chief operating officer of a company which held a note totaling $40,000 that converted into 656,398 units of one common stock and one share purchase warrant.

NOTE 7:	CAPITAL STOCK

Share Capital
The Company’s capitalization at December 31, 2006 was 25,000,000 authorized preferred shares with a par value of $1.00 per share and 100,000,000 common shares with no par value.

The holders of the Company’s common stock are entitled to one vote for each share held of record on all matters submitted to a vote of shareholders. Holders of common stock are entitled to receive ratably such dividends, if any, as may be declared by the Board of Directors out of funds legally available.

The Company did not declare or pay any cash dividends during the past two years. The Company has no present plan for the payment of any dividends.

Common share transactions

1.	During the year ended December 31, 2006 the Company:

(a)	issued 357,143 common shares at an exercise price of $0.095 and 100,000 shares at an exercise price of $0.13 per share for net proceeds of $46,928, upon the conversion of warrants; and

(b)
issued 2,226,665 units of common share and one common share purchase warrant to accredited investors. The common stock purchase warrants entitle the owners to purchase an equal number of shares at an exercise price range of $0.15 to $0.20 within one year. The units were subscribed to at a range of $0.12 to $0.15 per unit, for net proceeds of $289,750.

(c)
issued 7,378,333 units of common share and one half common share purchase warrant at $0.15 per unit for proceeds of $1,022,310, net of a commission of $88,540 and legal fees of $17,736. The 3,689,167 common stock purchase warrants issued entitle the owner to purchase a common share of the Company at a price of $0.26 per share for a period of two years. In lieu of an additional cash fee for this private placement, the Company issued a total of 737,834 broker warrants with the same terms.

(d)	issued 43,478 shares of common stock at a fair value of $10,000 under the terms of its mineral property option agreements.

2.	During the year ended December 31, 2005 the Company:

(a)	issued 4,063,403 common shares on the conversion of $316,037 of convertible debt. (Refer to Note 6)

(b)
issued 2,441,992 units of common stock and one share purchase warrant at $0.06 per unit for proceeds of $145,000. The common stock purchase warrants entitle the holders to purchase an equal number of shares at an exercise price of between $0.08 - $0.13 with terms of one to two years; and

(c)	issued 300,000 shares of common stock at a fair value of $24,500 under the terms of its mineral property option agreements.

PIEDMONT MINING COMPANY, INC.
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006

NOTE 7:	CAPITAL STOCK (continued)

Stock-Based Compensation and Other Equity Transactions
The Company does not have a stock-based compensation plan in place. The Company’s compensation committee makes recommendations to the Board of Directors for the granting of awards of stock options to its officers and directors on a case-by-case basis.

For options issued to service providers, the Company follows SFAS No. 123, Accounting for Stock-Based Compensation, which requires recording the options at the fair value of the service provided.

The fair value of options issued during the year ended December 31, 2006 and 2005 was determined using the BSM option pricing model with the following assumptions:

	Year ended December 31, 2006	Year ended December 31, 2005
Risk-free interest rates	3.76% to 5.02%	2.54%
Volatility factor	100%	17%
Contractual life of options, in years	3 to 5	5 to 7
Service period in years	1 to 3	1 to 3
Weighted average calculated value of options granted	$0.030	$0.030

Of the 2,600,000 stock options granted during the year ended December 31, 2006, 850,000 vested immediately; 900,000 vest in 2007; and the remainder vest in 2008. The terms of these awards are three to five years. The fair value of these options was $81,200 at the grant date. Total compensation expense for the year ended December 31, 2006 equaled $123,367, which corresponds to the vesting schedule. As of December 31, 2006, the total compensation expense related to non-vested awards to be recognized in future periods is $223,500. This expense will be recognized ratably as the stock options vest on the anniversary dates of the grants during 2007 and 2008.

Of the 2,925,000 stock options granted during the year ended December 31, 2005, 1,241,667 vested immediately; 841,667 vested on February 5, 2006, the first anniversary date; and 841,667 will vest as of February 5, 2007, the second anniversary date. No options were exercised and no proceeds were received for the years ended December 31, 2006 and 2005.

In accordance with APB 25, the Company did not record stock based compensation to its employees and directors for the years ended December 31, 2005 and 2004. Had compensation cost been recorded based on the fair value at grant date, the effect on net loss would have been immaterial.

PIEDMONT MINING COMPANY, INC.
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006

NOTE 7:	CAPITAL STOCK (continued)

Stock-Based Compensation and Other Equity Transactions (continued)
Below is a summary of the stock option activity for the years ended December 31, 2006 and 2005:

	Number of Shares Subject to	Weighted Average
	Options	Exercise Price
		$
Outstanding, December 31, 2004	500,000	0.300
Granted, February 3, 2005	2,925,000	0.226
Outstanding, December 31, 2005	3,425,000	0.236
Outstanding, December 31, 2005	3,425,000	0.236
Granted, February 8, 2006	1,200,000	0.230
Expired, April 13, 2006	(500,000)	0.300
Granted, June 16, 2006	1,150,000	0.250
Granted, December 28, 2006	250,000	0.270
Outstanding, December 31, 2006	5,525,000	0.233

		Weighted
	Nonvested	Average
	Options	Fair Value
Nonvested Options		$
Nonvested options, December 31, 2005	1,683,333	-
Granted, February 8, 2006	1,200,000	0.037
Granted, June 16, 2006	1,150,000	0.027
Granted, December 28, 2006	250,000	0.023
Vested	(1,691,666)	0.011
Nonvested options, December 31, 2006	2,591,667	0.020

The following tables summarize information and terms of the options outstanding and exercisable:

Options Outstanding at December 31, 2005				Options Exercisable at December 31, 2005
Range of Exercise Prices	Number of Shares	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number of Shares	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price
$0.20 - $0.30	3,425,000	4.42	$ 0.236	1,741,667	4.418	$ 0.243

Options Outstanding at December 31, 2006				Options Exercisable at December 31, 2006
Range of Exercise Prices	Number of Shares	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number of Shares	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price
$ 0.20 - 0.27	5,525,000	3.99	$ 0.234	2,591,667	4.13	$ 0.251

PIEDMONT MINING COMPANY, INC.
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006

NOTE 7:	CAPITAL STOCK (continued)

Common stock purchase warrants (continued)
Outstanding total warrants at December 31, 2006 were 9,128,146. The exercise prices on all warrants range from $0.08 to $0.26 per share. The warrants are exercisable immediately upon issuance and the expiration dates range between one year and two years after issuance.

During the year ended December 31, 2006, the Company issued warrants granting holders the right purchase 6,653,666 shares of common stock. (Refer to Note 6.1) The Company estimated the total fair market value of these warrants to be $119,781 at the date of grant, using the same methods and assumptions employed above in valuing the stock options. The exercise prices on these warrants range from $.08 to $.13 per share. The warrants were exercisable immediately upon issuance and the expiration dates range between one year and two years after issuance.

During the year ended December 31, 2005, the Company issued warrants granting the holders the right to purchase a total of 3,098,290 shares of common stock. (Refer to Notes 6 and 7.2(b)). The Company estimated the total fair market value of these warrants to be $4,300 at the date of grant, using the same methods and assumptions employed above in valuing the stock options. The exercise prices on these warrants range from $.08 to $.13 per share. The warrants were exercisable immediately upon issuance and the expiration dates range between one year and two years after issuance.
A summary of the Company’s stock purchase warrants as of December 31, 2006 and 2005 and changes during the years is presented below:

	Number of Warrants	Weighted average exercise price	Weighted average remaining life (years)
		$
Balance, December 31, 2004	-	-	-
Issued	3,098,290	0.09	1.30
Exercised	-	-	-
Balance, December 31, 2005	3,098,290	0.09	1.30
Issued	6,653,666	0.22	-
Exercised	(457,143)	0.10	-
Expired	(166,667)	-	-
Balance, December 31, 2006	9,128,146	0.18	0.84

NOTE 8:	INCOME TAXES

The Company has adopted FASB No. 109 for reporting purposes. As of December 31, 2006, the Company had net operating loss carry forwards of approximately $13,328,174 that may be available to reduce future years’ taxable income. These carry forwards will begin to expire, if not utilized, commencing in 2009. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry forwards.

The Company reviews its valuation allowance requirements on an annual basis based on projected future operations. When circumstances change that causes a change in management’s judgment about the recoverability of future tax assets, the impact of the change on the valuation allowance is generally reflected in current income.

Income taxes are paid only to the United States government and applicable state governments. The Company’s federal and state income tax expense (benefit) consists of the following:

PIEDMONT MINING COMPANY, INC.
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006

NOTE 8:	INCOME TAXES (continued)

	December 31,
	2006	2005
	$	$
		(As restated - see Note 11)
Current:
Federal	-	-
State	-	-
Total current	-	-
Deferred:
Federal 35%	(355,892)	(161,948)
State 7%	(71,178)	(32,393)
Total deferred	(427,070)	(194,341)
Less valuation allowance	427,070	194,341
Income tax expense	-	-

A reconciliation of the provision (benefit) for income taxes with amounts determined by applying the statutory U.S. federal and state income tax rates to income before income taxes is as follows:

	Year ended December 31,
	2006	2005
		(As restated - see Note 11)
Net loss before taxes	$(1,140,612)	$(462,889)
Federal and State Statutory rate	42%	42%
Expected tax recovery	(479,057)	(194,413)
(Decrease) increase in taxes resulting from:
Temporary differences	173	72
Non-deductible stock based compensation	51,814	-
Increase in valuation allowance	427,070	194,341
Income tax expense(benefit) from continuing operations	$-	$-
Effective income tax rate	0%	0%

As the criteria for recognizing future income tax assets have not been met due to the uncertainty of realization, a valuation allowance of 100% has been recorded for the current and prior year.

The Company’s deferred tax assets as of December 31, 2006 were $5,597,833 (2005 - $5,170,645). These assets were fully offset by valuation allowances, resulting in a net deferred tax asset of $0 for each year.

The deferred tax assets result from net operating loss carry-forwards. These losses will reverse either upon their utilization against taxable income or upon their statutory expiration. The Company’s federal net operating loss carry-forwards as of December 31, 2006 were $13,328,174 (2005 - $12,311,059), and expire as follows:

PIEDMONT MINING COMPANY, INC.
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006

NOTE 8:	INCOME TAXES (continued)

Expiration	Net Operating Loss
(As restated - see Note 11)
2009	$2,126,000
2010	1,695,000
2011	2,958,000
2012	1,300,000
2017	778,000
2018	573,000
2019	336,000
2020	1,368,000
2021	202,000
2022	179,000
2023	171,545
2024	161,755
2025	462,759
2026	1,017,115
$13,328,174

NOTE 9:	SUPPLEMENTAL CASH FLOW INFORMATION AND NONCASH INVESTING AND FINANCING ACTIVITIES

	Year Ended December 31,
	2006	2005
	$	$
Interest paid	-	-
Income taxes paid	-	-
Common stock issued under the terms of option agreements	10,000	24,500

As discussed in footnote 6 the Company converted $316,037 in notes payable and accrued interest into 4,063,403 shares of common stock during 2005.  Also, the Company issued 300,000 share of common stock valued at $24,500 for payments of exploration properties during 2005.

NOTE 10:	SUBSEQUENT EVENTS

(a)
Consulting Agreement - On February 11, 2007, the Company signed a consulting agreement for investor relations services. Under the terms of the agreement, the Company will pay the consultant $1,500 per month for such services until December 31, 2007, plus an additional one time payment of $3,000 within 30 days of signing.

(b)
Warrants Exercised - During the month of February 2007, warrants to purchase 550,000 shares of Common Stock were exercised, resulting in the receipt of $83,750 by the Company and the issuance of 550,000 shares of Common Stock. As of March 6, 2007, there remained warrants to purchase 7,061,480 shares of Common Stock outstanding. Warrants to purchase 1,516,666 shares of Common Stock expired unexercised in February 2007.

NOTE 11:	RESTATEMENT

As noted in the Company's SB-2/A filed September 14, 2006, as a result of analyses performed after the audited financial statements were issued, errors in prepaid expenses, accrued liabilities, other liabilities and exploration costs were discovered in the Company’s financial statements for the years ended December 31, 2005, 2004 and 2003.  No restatement occurred subsequent to the filing of Form SB-2/A on September 14, 2006.  The effect of these errors on the Company’s 2005 and 2004 consolidated financial statements are as follows:

(a)	At December 31, 2005 certain prepaid expenses, other liabilities, and opening retained earnings were understated and certain accrued expenses were overstated.
(b)	At December 31, 2005 the capitalized costs of certain exploration projects were overstated and certain geophysical costs were understated.

PIEDMONT MINING COMPANY, INC.
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006

NOTE 11:	RESTATEMENT (continued)

(c)
For the year ended December 31, 2004, certain accrued expenses were overstated, and at December 31, 2004, certain prepaid expenses and other liabilities were understated.  The correction of these errors resulted in a restatement of the December 31, 2004 deficit.

(d)	As a result of the above noted adjustments the Company has increased both its deferred income tax asset calculation and corresponding valuation allowance.

The December 31, 2005 and 2004 financial statements have been restated in the Company’s Form SB-2/A filed on September 14, 2006 to correct the above noted errors and no restatement has occurred subsequent to the filing of said Form SB-2/A. The effect of the restatement on results of operations and financial position, as disclosed below, relates to the Company’s Form SB-2/A filed on September 14, 2006 and agrees to the financial statements therein. Due to current year reclassifications as noted in footnote 2 to these financial statements, the restatement as shown below differs from the financial statements filed within the Company’s December 31, 2006 10-KSB. The restatements as of and for the year ended December 31, 2005 and 2004 are as follows:

	Year ended December 31, 2005 As Previously Reported	Adjustment	Year ended December 31, 2005 As Restated
Consolidated Balance Sheet	$	$	$
Prepaid expenses and other	2,000	18,559	20,559
Exploration projects	234,139	(158,639)	75,500
Accrued expenses	54,985	(11,146)	43,839
Other liabilities	-	9,809	9,809
Deficit accumulated during exploration stage	(870,240)	(138,743)	(1,008,983)
Consolidated Income Statement
General and administrative	83,636	(1,332)	82,304
Geological and geophysical costs	55,418	158,639	214,057
Net loss for the year	(305,582)	(157,307)	(462,889)
Loss per share - basic	(0.008)	(0.004)	(0.012)
Loss per share - diluted	(0.008)	(0.004)	(0.012)

	Year ended December 31, 2005 As Previously Reported	Adjustment	Year ended December 31, 2005 As Restated
Consolidated statements of cash flows
For the year ended December 31, 2005:
Net loss for the year	(305,582)	(157,307)	(462,889)
Changes in prepaid expenses and other	1,238	(884)	354
Changes in accounts payable and accrued expenses	160,155	(690)	159,465
Changes in other liabilities	-	242	242
Payments made on exploration projects	(209,639)	158,639	(51,000)

	Year ended December 31, 2004 As Previously Reported	Adjustment	Year ended December 31, 2004 As Restated
Consolidated Statement of Stockholders’ Deficit	$	$	$
As of and for the year ended December 31, 2004:
Deficit accumulated during exploration stage	(564,658)	18,564	(546,094)