Form 10QSB
period 2007-03-31
Piedmont Mining Company, Inc.
filed 2007-05-17
CIK 1366826

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2007

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________.

Commission File No. 333-135376

PIEDMONT MINING COMPANY, INC.
(Exact Name of Registrant as Specified in Its Charter)

North Carolina (State or Other Jurisdiction Of Incorporation or Organization)	56-1378516 (I.R.S. Employer Identification Number)

18124 Wedge Parkway, Suite 214 Reno, Nevada (Address of Principal Executive Offices)	89511 (Zip Code)

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

Yes ☒  No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.

Yes ☐  No ☒

As of April 30, 2007 there were 54,613,660 outstanding shares of the issuer’s common stock.

Transitional Small Business Disclosure Format (Check one):
Yes ☐  No ☒

PIEDMONT MINING COMPANY, INC.

FORM 10-QSB INDEX

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

PIEDMONT MINING COMPANY, INC.
(An Exploration Stage Company)
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2007	2006
	(unaudited)
	$	$
CURRENT ASSETS
Cash and cash equivalents	1,696	17,222
Prepaid expenses and other	13,423	27,682

Total current assets	15,119	44,904

MINERAL PROPERTIES (Note 3)	177,167	177,167
PROPERTY AND EQUIPMENT (Note 4)	1,061	1,527

Total Assets	193,347	223,598

CURRENT LIABILITIES
Accounts payable and accrued liabilities	157,528	116,341
Due to related parties (Note 5)	190,600	136,728
Total current liabilities	348,128	253,069

STOCKHOLDERS’ DEFICIENCY
Capital Stock (Note 6)
Authorized:	-	-
25,000,000 Preferred stock $1.00 par value 100,000,000 Common stock no par value Common stock issued and outstanding:54,613,660 common (2006 - 54,063,660)	14,273,719	14,189,969
Additional paid-in capital	579,807	494,442
Accumulated deficit	(12,564,287)	(12,564,287)
Deficit accumulated during exploration stage	(2,444,020)	(2,149,595)
Total stockholders’ deficiency	(154,781)	(29,471)
Total liabilities and stockholders’ deficiency	193,347	223,598

The accompanying notes are an integral part of these financial statements.

PIEDMONT MINING COMPANY, INC.
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF LOSS
(unaudited)

	Three Months Ended March 31,		For the Period from January 1, 2002 (inception) to March 31,
	2007	2006	2007
	$	$	$
EXPENSES
Exploration, geological and geophysical costs and property research and development	83,469	23,205	970,423
Management fees	115,365	32,300	403,536
Professional fees	60,232	9,693	431,204
General and administrative	34,156	19,454	415,150
Depreciation expense	465	250	144,032

LOSS BEFORE OTHER ITEMS	(293,687)	(84,902)	(2,364,345)

INTEREST INCOME	1	-	5,912
INTEREST EXPENSE	(739)	(771)	(38,997)
LOSS ON OTHER NON-OPERATING ACTIVITIES	-	-	(46,590)
	(738)	(771)	(79,675)

NET LOSS	(294,425)	(85,673)	(2,444,020)

BASIC AND DILUTED NET LOSS PER SHARE	(0.006)	(0.002)
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING, BASIC AND DILUTED	51,607,068	45,902,852

The accompanying notes are an integral part of these financial statements.

PIEDMONT MINING COMPANY, INC.
(An Exploration Stage Company)
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIENCY
(unaudited)

	Common Stock		Additional Paid-in	Accumulated	Deficit Accumulated During Exploration	Total Stockholders’
	Shares	Amount	Capital	Deficit	Stage	Deficit

		$	$	$	$	$
Balance, December 31, 2005	43,958,041	12,820,971	371,075	(12,564,287)	(1,008,983)	(381,224)

Sales of common stock, net of issuance costs	10,062,141	1,358,998	-	-	-	1,358,998

Common shares issued pursuant to mineral property option agreements	43,478	10,000	-	-	-	10,000

Stock-based management fees	-	-	123,367	-	-	123,367

Net loss	-	-	-	-	(1,140,612)	(1,140,612

Balance, December 31, 2006	54,063,660	14,189,969	494,442	(12,564,287)	(2,149,595)	(29,471)

Sales of common stock	550,000	83,750	-	-	-	83,750

Stock-based management fees	-	-	85,365	-	-	85,365

Net loss	-	-	-	-	(294,425)	(294,425)

Balance, March 31, 2007	54,613,660	14,273,719	579,807	(12,564,287)	(2,444,020)	(154,781)

The accompanying notes are an integral part of these financial statements.

PIEDMONT MINING COMPANY, INC.
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended March 31,		For the Period from January 1, 2002 (inception) to March 31,
	2007	2006	2007
	$	$	$

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	(294,425)	(85,673)	(2,444,020)
Adjustments to reconcile net loss to net cash from operating activities:
Stock based compensation	84,365	14,800	208,732
Depreciation	465	250	144,032
Gain (loss) on other non-operating activities	-	-	(21,000)
Changes in operating assets and liabilities:
Prepaid expenses and other	(14,260)	7,954	(10,473)
Accounts payable and accrued liabilities	86,059	(112,524)	299,672
NET CASH FLOWS USED IN OPERATING ACTIVITIES	(108,276)	(175,193)	(1,823,057)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of shares for cash, net of issuance costs	83,750	289,750	1,587,748
Convertible notes	-	(27,000)	291,145
Related party advances (repayments)	9,000	(9,950)	(5,005)
NET CASH FLOWS FROM FINANCING ACTIVITIES	92,750	252,800	1,873,888

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	-	-	(4,290)
Proceeds from non-operating activities	-	-	97,125
Payments made on exploration projects	-	(25,000)	(142,667)
NET CASH FLOWS USED IN INVESTING ACTIVITIES	-	(25,000)	(49,832)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(15,526)	52,607	999
CASH AND CASH EQUIVALENTS, BEGINNING	17,222	400	697

CASH AND CASH EQUIVALENTS, END	1,696	53,007	1,696

SUPPLEMENTAL CASH FLOW INFORMATION AND NON-CASH INVESTING AND FINANCING ACTIVITIES (Note 9)

The accompanying notes are an integral part of these financial statements.

PIEDMONT MINING COMPANY, INC.
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007(unaudited)

NOTE 1:	NATURE OF OPERATIONS

Piedmont Mining Company, Inc. (the Company) was formed in 1983 under the laws of North Carolina, USA. However, significant changes to the Company’s business and operations occurred from 1983 to 2002. The Company is currently in the exploration stage, which is characterized by significant expenditures for the examination and development of exploration opportunities. As a result, under Statement of Financial Accounting Standards No. 7 (SFAS) Accounting and Reporting by Development Stage Enterprises, the Company re-established itself as an exploration stage company in 2003 and began reporting under exploration stage guidelines.

The Company has entered into option and earn-in agreements on six (6) different exploration properties in the state of Nevada and may opt to acquire one, some or all of the properties that the Company currently leases pursuant to option agreements. Management’s plan is to conduct exploration for gold and silver at these properties to assess whether they possess economic deposits of gold and/or silver which could be recovered at a profit. The Company does not intend to build an exploration staff but rather to joint venture its projects with competent exploration groups who can manage the exploration activities with the Company’s funding.

The Company’s focus for the foreseeable future will be on exploration of various existing mineral properties and exploration of new properties. Since April 2005, The Company has entered into mineral leases, directly and under options, for the purpose of exploring for economic deposits of gold and silver in the State of Nevada. In April 2006 the Company commenced exploration on the Trinity Silver Project in Pershing County, Nevada. (Note 3)

Going Concern
These financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America with the on-going assumption applicable to a going concern which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business

The Company is in the exploration stage and to date has not yet generated any net revenues or cash flow from its re-established operations. This creates an uncertainty as to how the Company will fund its operations and maintain sufficient cash flow to operate as a going concern. These financial statements do not reflect any adjustments to the carrying values of assets that might result from the outcome of this uncertainty.

The Company intends to fund its ongoing operations by way of private placements of its securities as may be required. Since 2002, private placements of stock with warrants and the exercise of some of those warrants have resulted in total cash proceeds of $1,587.748 through March 31, 2007.

Management believes these efforts will contribute toward funding the Company’s activities until appropriate levels of funding can be arranged and/or revenue can be earned from the properties either through production or sale. The Company’s ability to meet its cash requirements in the next year is dependent upon its continuing to obtain financing and satisfying certain obligations, such as compensating its officers and consultants either through monetary means or grant of stock options. If this is not achieved, there is substantial doubt the Company may be able to continue as a going concern. (Refer to Note 10)

Unaudited Interim Financial Statements
The accompanying unaudited interim consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. They may not include all information and footnotes required by United States generally accepted accounting principles for complete financial statement disclosure. However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended December 31, 2006, included in the Company’s Form 10-KSB filed with the Securities and Exchange Commission. The unaudited interim consolidated financial statements should be read in conjunction with those financial statements included in the Form 10-KSB. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three months ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.

PIEDMONT MINING COMPANY, INC.
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007(unaudited)

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

Use of Estimates
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates. Significant areas requiring management’s estimates and assumptions are determining the fair value of shares of common stock, convertible debentures and financial instruments. Other areas requiring estimates include deferred tax balances, valuation allowances, allocations of expenditures to mineral property interests and asset impairment tests.

Mineral Property Costs
The Company is primarily engaged in the acquisition, exploration and development of mineral properties.

Pursuant to Emerging Issues Task Force (EITF) 04-02, mineral rights are capitalized at cost. This includes lease payments under exploration agreements. The projects are assessed for write-off when facts and circumstances indicate their carrying values exceed the recoverable values, such as failure to discover mineable ore. If a mineable ore body is found, these costs will be amortized when production begins using a units-of-production method.  These costs are recorded to exploration projects on the consolidated balance sheets. Other exploration, geological costs and research and development costs are expensed as incurred.

Mineral property acquisition costs are capitalized when management has determined that probable future benefits consisting of a contribution to future cash inflows have been identified and adequate financial resources are available or are expected to be available as required to meet the terms of property acquisition and budgeted exploration and development expenditures. Mineral property acquisition costs are expensed as incurred if the criteria for capitalization are not met. In the event that mineral property acquisition costs are paid or settled with Company shares, those shares are valued at market at the time the shares are issued.

When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves and pre-feasibility, the costs incurred to develop such property to production are capitalized.

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
MARCH 31, 2007(unaudited)

NOTE 2:	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Mineral Property Costs (continued)
To date the Company has not established any proven or probable reserves on its mineral properties.

Asset Retirement Obligations
The Company has adopted the provisions of SFAS No. 143 "Accounting for Asset Retirement Obligations," which establishes standards for the initial measurement and subsequent accounting for obligations associated with the sale, abandonment or other disposal of long-lived tangible assets. The adoption of this standard has had no effect on the Company's financial position or results of operations. To December 31, 2006 any potential costs relating to the ultimate disposition of the Company's mineral property interests are not determinable.

Impairment of Long-Lived Assets
The Company reviews property and equipment and certain identifiable intangibles, excluding goodwill, for impairment in accordance with SFAS No. 144, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability of these assets is measured by comparison of its carrying amount to future undiscounted cash flows the assets are expected to generate. If property, plant, and equipment and certain identifiable intangibles are considered to be impaired, the impairment to be recognized equals the amount by which the carrying value of the assets exceeds fair market value. For the three months ended March 31, 2007 and the fiscal year ended December 31, 2006, the Company had no material impairment of its long-lived assets.

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

Loss per Common Share
Basic loss per share (“LPS”) includes no dilution and is computed by dividing loss attributable to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could share in the earnings (loss) of the Company. The common shares potentially issuable on exercise of stock options and warrants were not included in the calculation of weighted average number of shares outstanding because the effect would be anti-dilutive.

Net loss used in determining basic LPS for the three months ended March 31, 2007 and 2006 was ($294,425) and ($85,673), respectively. The weighted average number of shares of common stock used in determining basic LPS for the three months ended March 31, 2007 and 2006 was 51,607,068 and 45,902,852, respectively.

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
MARCH 31, 2007(unaudited)

NOTE 2:	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Income Taxes
The Company follows the liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax balances. Deferred tax assets and liabilities are measured using enacted or substantially enacted tax rates expected to apply to the taxable income in the years in which those differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the date of enactment or substantive enactment. As at March 31, 2007, the Company had net operating loss carry forwards; however, due to the uncertainty of realization, the Company has provided a full valuation allowance for the potential deferred tax assets resulting from these losses carry forwards.

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

Property and Equipment
Property and equipment is comprised of computer equipment which is recorded at cost and amortized over 3 years on a straight-line basis.

Recent Accounting Pronouncements
In December 2006, the FASB issued FSP EITF 00-19-02, Accounting for Registration Payment Arrangements (“FSP 00-19-2”) which addresses accounting for registration payment arrangements. FSP 00-19-2 specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with FASB Statement No. 5, Accounting for Contingencies. FSP 00-19-2 further clarifies that a financial instrument subject to a registration payment arrangement should be accounted for in accordance with other applicable generally accepted accounting principles without regard to the contingent obligation to transfer consideration pursuant to the registration payment arrangement. For registration payment arrangements and financial instruments subject to those arrangements that were entered into prior to the issuance of EITF 00-19-2, this guidance is effective for financial statements issued for fiscal years beginning after December 15, 2006 and interim periods within those fiscal years. The Company has determined the adoption of FSP 00-19-2 will not have a significant impact upon its financial position, results of operations or cash flows.

PIEDMONT MINING COMPANY, INC.
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007(unaudited)

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
(c)    on April 26, 2007, payments to each of the owners of $7,500 cash and shares of common stock having a value of $7,500 were made; and
(d)    on April 26, 2008 and each subsequent anniversary of the effective date, payments to each of the Owners of $10,000 cash and shares of common stock having a value of $10,000 as required.
2.	The Company must expend the following sums on exploration and maintenance of the property during the first three years of the Agreement:
(i)	Year one - $20,000; (ii) Year two - $100,000; and (iii) Year three - $100,000.
3.
The Company has the right to purchase the property for the sum of $1,000,000. All payments made to the owners pursuant to clause 1. above shall be applied to the purchase price. The purchase option must be exercised prior to the commencement of production from the property.

4.	The property is subject to a 3% net smelter returns royalty (“NSR”) on production.
5.	The Company may purchase (a) one-third of the reserved royalty (i.e. 1% NSR) for $1,000,000; and (b) a second one-third of the reserved royalty (i.e. 1% NSR) for an additional $4,000,000.
6.	The Company may terminate this Agreement at any time on 60 days notice.

As at March 31, 2007, the Company has made lease payments and option payments totaling $38,500 and has expensed $67,370 in exploration costs with respect to the Antelope Ridge Project. As at March 31, 2007, the option agreement is in good standing however, although the Company has completed all of the prescribed option payments and has met the first year expenditure requirements, both parties to the agreement have agreed to extend the year two expenditure requirements in order to provide the Company the opportunity to complete the first drill program. The completion of the first drill program is anticipated to occur once the snows have melted and a drill rig becomes available. Management currently estimates that the cost of this drill program is approximately $50,000 to $100,000 and expects to fund it with proceeds from the sale of common stock and warrants.

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

PIEDMONT MINING COMPANY, INC.
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007(unaudited)

NOTE 3:	MINERAL PROPERTIES (continued)

B.	Bullion Mountain Project (continued)
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

As at March 31, 2007, the Company has made lease payments totaling $10,000 and has expensed $21,200 in exploration costs.

C.	Dome-Hi-Ho Project
Effective on April 26, 2005, the Company entered into a five year Exploration and Option to Enter Into a Joint Venture Agreement on 44 claims in Lander County, Nevada (the ‘Dome HiHo Project’), pursuant to the following terms:
1.	Lease and option payments:
a) On signing Letter of Intent April 2005:	$10,000 was paid in cash
b) On signing the Agreement August 2005:	$21,000 was paid in cash, and
$16,000 in 200,000 shares of common stock
c) Lease payment August 2005:	$5,000 was paid in cash
d) Lease payment March 16, 2006:	$10,000 was paid in cash
e) Lease payment July 2006:	$6,667 was paid in cash
f)        Lease payment March 2007 and each year thereafter:$10,000 in cash until the Company has either earned a 51% interest in the project or terminated the Agreement.
The agreement was subsequently amended on April 3, 2006. The Company must elect by April 26, 2011 to exercise the underlying option on 20 of the claims by paying $200,000.
2.	Required expenditures for exploration and property maintenance:
a) First lease year:	$180,000
b) Second lease year:	$180,000
c) Third lease year:	$400,000
d) Fourth lease year:	$500,000
e) Fifth lease year:	$540,000
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

PIEDMONT MINING COMPANY, INC.
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007(unaudited)

NOTE 3:	MINERAL PROPERTIES (continued)

C.	Dome-Hi-Ho Project (continued)

As at March 31, 2007, the Company has made lease and option payments totaling $98,667 and has expensed approximately $274,052 in exploration costs with respect to the Dome-Hi-Ho Project. Both parties to the agreement have extended the deadline for the second year expenditure requirement until the second drill program can be completed which is dependent upon the availability of a drill rig. Management currently estimates that the cost of this drill program is approximately $25,000 to $50,000 and expects to fund it with proceeds from the sale of common stock and warrants.

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

As at March 31, 2007, the Company has made lease payments totaling $10,000 and has expensed $371,008 in exploration and property maintenance costs with respect to the Trinity Silver Project.

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

As at March 31, 2007, the Company has made lease payments totaling $10,000 and has expensed $30,617 in exploration costs with respect to the Pasco Canyon Project. As of December 31, 2006 the Company has not completed all of the prescribed exploration expenditures because a drill permit has not yet been received. However, both parties to the agreement have agreed to extend the first year expenditure requirements until the required drilling permit from the United States Forest Services is received and a drill rig can be obtained.

PIEDMONT MINING COMPANY, INC.
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007(unaudited)

NOTE 3:	MINERAL PROPERTIES (continued)

F.   Dutch Flat Gold Project
On July 2, 2006, the Company entered into a five year Exploration Agreement with Option to Form Joint Venture (the ‘Agreement’), on 114 claims in Humboldt County, Nevada (the Dutch Flat Project) pursuant to the following terms:
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

As at March 31, 2007, the Company has made the initial payment of $35,000 and has expensed $124,459 in exploration costs with respect to the Dutch Flat Gold Project.

A summary of capitalized expenditures, per property, is as follows:

	Balance as at December 31, 2004	Option Payments	Balance as at December 31, 2005	Option Payments	Balance as at December 31, 2006 and March 31, 2007
	$	$	$	$	$
Antelope Ridge	-	18,500	18,500	20,000	38,500
Bullion Mountain	-	-	-	10,000	10,000
Dome Hi-Ho	-	47,000	47,000	26,667	73,667
Dutch Flat	-	-	-	35,000	35,000
Pasco Canyon	-	-	-	10,000	10,000
Trinity Silver	-	10,000	10,000	-	10,000

-		28,500	75,500	101,667	177,167

NOTE 4:	PROPERTY AND EQUIPMENT

	March 31, 2007	December 31, 2006

Computer Equipment	$4,290	$4,290
Less: accumulated depreciation	(3,228)	(2,763)
	$1,062	$1,527

PIEDMONT MINING COMPANY, INC.
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007(unaudited)

NOTE 5:	DUE TO RELATED PARTIES AND RELATED PARTY TRANSACTIONS

The Board of Directors has authorized a monthly management fee of $8,000 to the Company’s President and CEO. The unpaid portion of the monthly management fees at March 31, 2007 and December 31, 2006 was $143,000 and $119,000, respectively. Unpaid administrative expenses incurred by the President and CEO at March 31, 2007 and December 31, 2006 were $4,794 and $1,852, respectively. The Company reimburses the President for office rent, which totaled $3,600 for the three months ended March 31, 2007 and $14,000 for the year ended December 31, 2006.

The unpaid portion of exploration costs incurred by the Company’s Vice-President at March 31, 2007 and December 31, 2006 were $32,305 and $14,376, respectively.

The directors receive a fee of $200 per meeting for participating in Board meetings and Compensation and Audit Committee meetings. The Chairman of the Board of Directors receives $300 per meeting. The unpaid portion of these fees was $1,500 at March 31, 2007 and December 31, 2006, and has been subsequently paid.

From time to time, the Company’s officers and directors advance monies to the Company. These loans bear interest at 5% annually. These loans are unsecured and have no fixed repayment terms. The unpaid balances related to these advances at March 31, 2007 and December 31, 2006 were $9,000 and $nil, respectively.

The Company granted stock options to certain directors and officers during the three months ended March 31, 2007 for 250,000 shares, with a fair value of $27,500 and 2,600,000 stock options during 2006 with a fair value of $349,900.

All related party transactions involving provision of services or tangible assets were recorded at the exchange amount, which is the value established and agreed to by the related parties reflecting arms length consideration payable for similar services or transfers. (Other related party transactions are disclosed in Notes 5 and 6.)

NOTE 6:	CAPITAL STOCK

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

The Company did not declare or pay any cash dividends during the past two years. The Company has no present plan for the payment of any dividends.

Common share transactions

1.	During the three months ended March 31, 2007 the Company:

(a)
Issued 425,000 common shares upon the exercise of warrants at an exercise price of $0.15 and 125,000 common shares upon the exercise of warrants at an exercise price of $0.16 per share for net proceeds of $83,750.; and

2.	During the year ended December 31, 2006 the Company:

(a)
issued 357,143 common shares upon the exercise of warrants at an exercise price of $0.095 and 100,000 common shares upon the exercise of warrants at an exercise price of $0.13 per share for net proceeds of $46,928 ; and

(b)
issued 2,226,665 units consisting of one common share and one common share purchase warrant to accredited investors. The common stock purchase warrants entitle the owners to purchase an equal number of shares at an exercise price range of $0.15 to $0.20 within one year. The units were subscribed to at a range of $0.12 to $0.15 per unit, for net proceeds of $289,750.

PIEDMONT MINING COMPANY, INC.
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007(unaudited)

NOTE 6:	CAPITAL STOCK (continued)

Common share transactions (continued)
(c)
issued 7,378,333 units consisting of one common share and one half common share purchase warrant at $0.15 per unit for proceeds of $1,022,310, net of commissions of $88,540 and legal fees of $17,736. The 3,689,167 common stock purchase warrants issued entitle the owner to purchase a common share of the Company at a price of $0.26 per share for a period of two years. In lieu of an additional cash fee for this private placement, the Company issued a total of 737,834 broker warrants with the same terms.

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

At the time of issuance, the exercise price of all options were in excess of the market price of the stock, and therefore the options had no intrinsic value..

The fair value of options issued during the three months ended March 31, 2007 and the year ended December 31, 2006 was determined using the BSM option pricing model with the following assumptions:

	Three months ended March 31, 2007	Year ended December 31, 2006
Risk-free interest rates	3.76% to 5.02%	3.76% to 5.02%
Volatility factor	100%	100%
Contractual life of options, in years	3 to 5	3 to 5
Service period in years	1 to 3	1 to 3
Weighted average calculated value of options granted	$0.020	$0.030

Of the 250,000 stock options granted during the three months ended March 31, 2007 and the 2,600,000 stock options granted during the year ended December 31, 2006, 850,000 vested in 2006; 983,333 vest in 2007; and the remainder vest in 2008 and 2009. The terms of these awards are three to five years. The fair value of these options was $81,200 at the 2006 grant date. Total compensation expense for the year ended December 31, 2006 equaled $123,367, which corresponds to the vesting schedule. As of March 31, 2007, the total compensation expense related to non-vested awards to be recognized in future periods is $238,177. This expense will be recognized ratably as the stock options vest on the anniversary dates of the grants during 2007, 2008 and 2009.

Of the 2,925,000 stock options granted during the year ended December 31, 2005, 1,241,667 vested immediately; 841,667 vested on February 5, 2006, the first anniversary date; and 841,667 vested on February 5, 2007, the second anniversary date.

No options were exercised and no proceeds were received for either the three months ended March 31, 2007 or the years ended December 31, 2006 and 2005.

In accordance with APB 25, the Company did not record stock based compensation to its employees and directors for the years ended December 31, 2005 and 2004. Had compensation cost been recorded based on the fair value at grant date, the effect on net loss would have been immaterial.

PIEDMONT MINING COMPANY, INC.
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007(unaudited)

NOTE 6:	CAPITAL STOCK (continued)

Stock-Based Compensation and Other Equity Transactions (continued)
Below is a summary of the stock option activity for the period ended March 21, 2007 and the years ended December 31, 2006 and 2005:

	Number of
	Shares	Weighted
	Subject to	Average
	Options	Exercise Price
		$
Outstanding, December 31, 2005	3,425,000	0.236
Granted, February 8, 2006	1,200,000	0.230
Expired, April 13, 2006	(500,000)	0.300
Granted, June 16, 2006	1,150,000	0.250
Granted, December 28, 2006	250,000	0.270
Outstanding, December 31, 2006	5,525,000	0.233

Granted March 29, 2007	250,000	0.250
Outstanding, March 31, 2007	5,775,000	0.234

		Weighted
	Nonvested	Average
	Options	Fair Value
Nonvested Options		$
Nonvested options, December 31, 2005	1,683,333	-
Granted, February 8, 2006	1,200,000	0.037
Granted, June 16, 2006	1,150,000	0.027
Granted, December 28, 2006	250,000	0.023
Vested	(1,691,666)	0.011
Nonvested options, December 31, 2006	2,591,667	0.020
Granted March 29, 2007	250,000	0.011
Vested	(1,825,000)	-
Nonvested options March 31, 2007	1,016,667	0.012

The following tables summarize information and terms of the options outstanding and exercisable:

Options Outstanding at December 31, 2006				Options Exercisable at December 31, 2006
		Weighted			Weighted
		Average			Average
		Remaining	Weighted		Remaining	Weighted
Range of	Number	Contractual	Average	Number	Contractual	Average
Exercise Prices	of Shares	Life (in years)	Exercise Price	of Shares	Life (in years)	Exercise Price
$ 0.20 - 0.27	5,525,000	3.99	$ 0.234	2,591,667	4.13	$ 0.251

PIEDMONT MINING COMPANY, INC.
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007(unaudited)

NOTE 6:	CAPITAL STOCK (continued)

Stock-Based Compensation and Other Equity Transactions (continued)

Options Outstanding at March 31, 2007				Options Exercisable at March 31, 2007
		Weighted			Weighted
		Average			Average
		Remaining	Weighted		Remaining	Weighted
Range of	Number	Contractual	Average	Number	Contractual	Average
Exercise Prices	of Shares	Life (in years)	Exercise Price	of Shares	Life (in years)	Exercise Price
$ 0.20 - 0.27	5,775,000	4.16	$ 0.234	4,258,333	3.88	$ 0.230

Common stock purchase warrants
Outstanding total warrants at March 31, 2007 were 6,901,480. The exercise prices on all warrants range from $0.08 to $0.26 per share. The warrants are exercisable immediately upon issuance and the expiration dates range between one year and two years after the date of issuance.

During the year ended December 31, 2006, the Company issued warrants granting holders the right to purchase 6,653,666 shares of common stock. (Refer to Note 6.1) The Company estimated the total fair market value of these warrants to be $119,781 at the date of grant, using the same methods and assumptions employed above in valuing the stock options. The exercise prices on these warrants range from $.08 to $.13 per share. The warrants were exercisable immediately upon issuance and the expiration dates range between one year and two years after issuance.

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

A summary of the Company’s stock purchase warrants is presented below:

	Number of Warrants		Weighted average exercise price	Weighted average remaining life (years)
			$
Balance, December 31, 2004	-		-	-
Issued	3,098,290		0.09	1.30
Exercised	-		-	-
Balance, December 31, 2005	3,098,290		0.09	1.30
Issued	6,653,666		0.22	-
Exercised Expired	(457,143 (166,667	) )	0.10 -	- -
Balance, December 31, 2006	9,128,146		0.18	0.84
Exercised	(550,000)		015	-
Expired	(1,676,666)		-	-
Balance, March 31, 2007	6,901,480		0.18	0.94

PIEDMONT MINING COMPANY, INC.
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007(unaudited)

NOTE 7:	INCOME TAXES

The Company has adopted FASB No. 109 for reporting purposes. As of March 31, 2007, the Company had net operating loss carry forwards of approximately $13,536,821 that may be available to reduce future years’ taxable income. These carry forwards will begin to expire, if not utilized, commencing in 2009. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry forwards.

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

Income taxes are paid only to the United States government and applicable state governments. The Company’s federal and state income tax expense (benefit) consists of the following:

	March 31, 2007	December 31, 2006

Deferred:
Federal 35%	$4,737,887	$4,664,861
State 7%	947,577	932,972
Total deferred	5,685,465	5,597,833
Less valuation allowance	(5,685,465)	(5,597,833)
Net deferred tax asset	$-	$-

A reconciliation of the provision (benefit) for income taxes with amounts determined by applying the statutory U.S. federal and state income tax rates to income before income taxes is as follows:

	March 31, 2007	December 31, 2006

Net loss before taxes	$(294,425)	$(1,140,612)
Federal and State Statutory rate	42%	42%
Expected tax recovery	(123,659)	(479,057)
(Decrease) increase in taxes resulting from:
Temporary differences	49	173
Non-deductible stock based compensation	35,853	51.814
Increase in valuation allowance	87,757	427,070
Income tax expense(benefit) from continuing operations	$-	$-
Effective income tax rate	0%	0%

As the criteria for recognizing future income tax assets have not been met due to the uncertainty of realization, a valuation allowance of 100% has been recorded for the current and prior year.

The deferred tax assets result from net operating loss carry-forwards. These losses will reverse either upon their utilization against taxable income or upon their statutory expiration. Federal net operating loss carry-forwards of $13,536,821 and $13,328,174 remained at March 31, 2007 and December 31, 2006, respectively, and expire as follows:

PIEDMONT MINING COMPANY, INC.
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007(unaudited)

NOTE 7:	INCOME TAXES (continued)

Expiration	Net Operating Loss
2009	$2,126,000
2010	1,695,000
2011	2,958,000
2012	1,300,000
2017	778,000
2018	573,000
2019	336,000
2020	1,368,000
2021	202,000
2022	179,000
2023	171,545
2024	161,755
2025	462,759
2026	1,017,115
2027	208,647
$13,536,821

NOTE 8:	SUPPLEMENTAL CASH FLOW INFORMATION AND NONCASH INVESTING AND FINANCING ACTIVITIES

	Three months ended March 31, 2007	Three months ended March 31, 2006
	$	$
Interest paid	-	-
Income taxes paid	-	-
Common stock issued under the terms of option agreements	-	10,000

NOTE 9:	SUBSEQUENT EVENTS

(a) In April, 2007, the Company signed an "Exploration Agreement with Option to Form Joint Venture" (the “Exploration Agreement”) with Miranda US, Inc., a wholly-owned subsidiary of Miranda Gold Corp. (“Miranda”), a British Columbia, Canada corporation listed on the TSX Venture Exchange.

Under the terms of the Exploration Agreement, Piedmont has an option to earn a 55% interest in 44 mining claims located in Humboldt County, Nevada by incurring $1,750,000 in exploration activities during a five year period as follows:

(i)	paying $25,000 to Miranda within 30 days of the effective date of the Exploration Agreement (paid):
(ii)	incurring at least $175,000 in exploration work during the first year of the Exploration Agreement;
(iii)	incurring an additional $200,000 in exploration work during the second year;
(iv)	incurring an additional $300,000 in exploration work during the third year;
(v)	incurring an additional $425,000 in exploration work during the fourth year; and
(vi)	incurring an additional $650,000 in exploration work during the fifth year.

PIEDMONT MINING COMPANY, INC.
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007(unaudited)

NOTE 9:	SUBSEQUENT EVENTS (continued)

Upon completing the total $1,750,000 work expenditure requirement, the Company will have earned a 55% interest in the property and the project.  At that point, the Company will enter into a joint venture with Miranda, with the Company being the operator.  After the first year of the agreement, the Company may terminate the agreement at any time on 30 days written notice.  The Company must pay all claims maintenance fees, which will be creditable against the work commitment expenditure requirement.

(b) In early May 2007, the Company received $200,000 from the sale of 1,250,000 units at $0.16 per unit, each unit consisting of one share of common stock plus one half of a two year warrant exercisable at $0.20 per share.

Item 2. Management’s Discussion And Analysis Or Plan Of Operation

Forward-Looking Statements and Associated Risks. Except for statements of historical facts, this report contains forward-looking statements involving risks and uncertainties. You can identify these statements by forward-looking words including “believes,” “considers,” “intends,” “expects,” “may,” “will,” “should,” “forecast, “ or “anticipates,” or the equivalents of those words or comparable terminology, and by discussions of strategies that involve risks and uncertainties. Forward-looking statements are not guarantees of our future performance or results, and our actual results could differ materially from those anticipated in these forward-looking statements. We wish to caution readers to consider the important factors, among others, that in some cases have affected, and in the future could affect, our actual results and could cause actual consolidated results for future fiscal years to differ materially from those expressed in any forward-looking statements made by us or on our behalf. These factors include without limitation, our ability to obtain capital and other financing in the amounts and at the times needed, identification of suitable exploration properties for acquisition, the successful discovery of gold, silver or other precious metals in quantities economically feasible for profitable production, changes in gold and silver prices, changes in the political climate for gold and silver exploration, and other risk factors listed from time to time in our Securities and Exchange Commission reports, including in particular the factors and discussions under the heading “Risk Factors” in the SB-2/A that was filed with the Securities and Exchange Commission and became effective on September 20, 2006.

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

Expenses for the Three Month Period ending March 31, 2007 vs March 31, 2006

The following table presents our consolidated statements of income (loss), as a percentage of loss, for the periods indicated.

	For the three months ended
	March 31
	2007	2006
REVENUE	Nil	Nil
EXPENSES
Exploration, geological and geophysical costs and property research and development	28.35%	27.09%
Management fees	39.18%	37.70%
Professional fees	20.46%	11.31%
General and administrative	11.60%	22.71%
Depreciation	0.16%	0.29%
TOTAL EXPENSES	99.75%	99.10%
LOSS BEFORE OTHER ITEM	99.75%	99.10%
Other expense	0.25%	0.90%

LOSS BEFORE INCOME TAXES	100.0%	100.0%
Income tax benefit (expense)	0%	0%
NET LOSS	100.0%	100.0%

Exploration, geological and geophysical costs increased by $60,264, or 260%, to $83,469 for the three months ended March 31, 2007 as compared to $23,205 for the three months ended March 31, 2006.. The principal reason for this increase was due to increased exploration activity on various leased properties.

Management fees increased by $83,065, or 257%, to $115,365 for the three months ended March 31, 2007 as compared to $32,300 for the three months ended March 31, 2006. The principal reason for this increase was due to recording the expense of vested options and engaging an investor relations consultant.

For the three months ended March 31, 2007, professional fees increased $50,539, or 521%, to $60,232 as compared to $9,693 for the three months ended March 31, 2006. This increase for the three month period is due to accounting and legal fees related to the issuance of 2006 year end financial statements and filings that were not accrued.

Depreciation expense increased by $215, or 86%, to $465 for the three months ended March 31, 2007 as compared to $250 for the three months ended March 31, 2006. The principal reason for this increase was the depreciation on additional office equipment.

Liquidity and Capital Resources

Cash and Working Capital

We had an increase in working capital of $250,226 from December 31, 2005 to December 31, 2006, due to an increase in current assets of $23,945 and a decrease in current liabilities of $226,281. We had an accumulated deficit of $14,713,882 from our inception in 1983 to December 31, 2006, and an accumulated deficit of $15,008,307 at March 31, 2007. We have no contingencies or long-term obligations except for our work commitments under our six (6) option and earn-in agreements on our leased properties. All of these agreements can be terminated by us upon either 30 or 60 days notice.

We had a cash balance of $17,222 on December 31, 2006 and a cash balance of $1,696 on March 31, 2007. For the three month period ending March 31, 2007, we had a net cash outflow of ($15,526).

In early May 2007, the Company received $200,000 from the sale of 1,250,000 units at $0.16 per unit, each unit consisting of one share of common stock plus one half of a two year warrant exercisable at $0.20 per share.

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

We were and are committed to making certain exploration work expenditures, lease and option payments, and claims maintenance payments on properties signed at December 31, 2006 over the forthcoming 12 months period:

Bullion Mountain Project:
•	Required work expenditure by 3/31/07; $20,000 of which $21,200 has already been completed; a work plan for the remainder of 2007 has not yet been formulated.
•	Claims maintenance: $2,273;
•	Annual payment: $5,000 due November, 2007;

Antelope Ridge:
•
Required work expenditure by 3/31/07: $120,000, of which $67,370 has already been completed; drilling awaits availability of a drill rig; a $50,000 to $100,000 drill program is anticipated for this summer or fall.

•	Claims maintenance: $6,679;
•	Annual payments: $15,000 cash and $15,000 in Common Stock; due April, 2007 have been made;

Dome HiHo Project:
•
Required work expenditure by 3/31/07: $360,000, of which $274,052 has already been completed; completion of this second drill program sometime this summer or fall awaits the availability of a drill rig and is expected to cost $25,000 to $50,000.

•	Claims maintenance: $5,878;
•	Annual payments: $28,333, of which $20,000 was paid, $8,333 will be paid in July, 2007.

Trinity Silver Project:
•	Required work expenditure: $75,000, of which $331,048 has already been completed, which more than completes our work requirement for the first two years; further work has not yet been planned to date.
•	Claims maintenance: $5,478;
•	Annual payments: $0.

Pasco Canyon Gold Project:
•
Required work expenditure by 3/31/07; $50,000, of which $30,617 has already been completed, a drill program awaits the receipt of a drill permit from U.S. Forest Service; the timing of which cannot be predicted at this time.

•	Annual payments; $0

Dutch Flat Gold Project:
•
Required work expenditure by 3/31/07; $0; $200,000 required by July, 2007, of which $124,459 has already been completed and the remainder is expected to be funded in June from the proceeds of the sale of common stock and warrants.

•	Annual payments; $0

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In February, 2007, four warrants were exercised at $0.15 and $0.16 with proceeds of $83,750 and 550,000 common shares were issued. The issuances of Common Stock was made by us in reliance upon the exemptions from registration provided under Section 4(2) and 4(6) of the Securities Act and Rule 506 of Regulation D, promulgated by the SEC under federal securities laws and comparable exemptions for sales to “accredited” investors under state securities laws. The original sale of the Warrants in the private placement was made to accredited investors as defined in Rule 501(a) under the Securities Act, no general solicitation was made by us or any person acting on our behalf; the securities sold were subject to transfer restrictions, and the certificates for those shares contain an appropriate legend stating that they have not been registered under the Securities Act and may not be offered or sold absent registration or pursuant to an exemption there from.

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

PIEDMONT MINING COMPANY, INC., a North Carolina Corporation

Dated May 16, 2007	/s/ Robert M. Shields, Jr.
By: Robert M. Shields, Jr. Its: Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)