Form 10QSB
period 2007-06-30
Piedmont Mining Company, Inc.
filed 2007-08-14
CIK 1366826

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2007

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____.

Commission File No.  333-135376

PIEDMONT MINING COMPANY, INC.
(Exact Name of Registrant as Specified in Its Charter)

North Carolina	56-1378516
(State or Other Jurisdiction Of Incorporation or Organization)	(I.R.S. Employer Identification Number)

18124 Wedge Parkway, Suite 214 Reno, Nevada	89511
(Address of Principal Executive Offices)	(Zip Code)

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

Yes ☐                No ☒

As of  August 3, 2007 there were  58,469,294 outstanding shares of the issuer’s common stock.

Transitional Small Business Disclosure Format (Check one):
Yes ☐                No ☒

PIEDMONT MINING COMPANY, INC.

FORM 10-QSB INDEX

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

PIEDMONT MINING COMPANY, INC.
(An Exploration Stage Company)
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2007 (unaudited)	2006
CURRENT ASSETS	$	$
Cash and cash equivalents	545	17,222
Prepaid expenses and other	44,578	27,682

Total current assets	45,123	44,904

MINERAL PROPERTIES (Note 3)	252,167	177,167
PROPERTY AND EQUIPMENT (Note 4)	596	1,527

Total Assets	297,886	223,598

CURRENT LIABILITIES
Accounts payable and accrued liabilities	96,813	116,341
Due to related parties (Note 5)	191,495	136,728
Total current liabilities	288,308	253,069

STOCKHOLDERS’ EQUITY (DEFICIENCY)
Capital Stock (Note 6)
Authorized:
25,000,000 Preferred stock $1.00 par value
100,000,000 Common stock no par value
Common stock issued and outstanding:
56,594,294 common (2006 – 54,063,660)	14,588,719	14,189,969
Additional paid-in capital	601,771	494,442
Accumulated deficit	(12,564,287)	(12,564,287)
Deficit accumulated during exploration stage	(2,616,625)	(2,149,595)
Total stockholders’ equity (deficiency)	9,578	(29,471)
Total liabilities and stockholders’ equity (deficiency)	297,886	223,598

The accompanying notes are an integral part of these financial statements.

PIEDMONT MINING COMPANY, INC.
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF LOSS
(unaudited)

	Three months Ended June 30, 2007	Three months Ended June 30, 2006	Six months Ended June 30, 2007	Six months Ended June 30, 2006	For the Period from January 1, 2002 (inception) to June 30, 2007
	$	$	$	$	$

EXPENSES
Exploration, geological and geophysical costs and property research and development	22,834	357,837	106,302	381,042	993,257
Management fees	67,946	43,800	177,311	76,100	465,482
Professional fees	53,648	44,345	113,880	54,038	484,852
General and administrative	27,318	23,436	67,475	42,890	448,468
Depreciation expense	465	250	930	500	144,497

	172,211	469,668	465,898	554,570	2,536,556

LOSS BEFORE OTHER ITEMS	(172,211)	(469,668)	(465,898)	(554,570)	(2,536,556)

INTEREST INCOME	-	3,548	1	3,548	5,912
INTEREST EXPENSE	(394)	(1,721)	(1,133)	(2,492)	(39,391)
LOSS ON OTHER NON-OPERATING ACTIVITIES	-	-	-	-	(46,590)

NET LOSS FOR THE PERIOD	(172,605)	(467,841)	(467,030)	(553,514)	(2,616,625)

BASIC AND DILUTED NET LOSS PER SHARE	(0.00)	(0.01)	(0.01)	(0.01)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING, BASIC AND DILUTED	55,527,025	51,016,030	54,947,175	51,016,030

The accompanying notes are an integral part of these financial statements.

PIEDMONT MINING COMPANY, INC.
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended June 30,		For the Period from January 1, 2002 (inception) to
	2007	2006	June 30, 2007
	$	$	$

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	(467,030)	(553,514)	(2,616,625)
Adjustments to reconcile net loss to net cash from operating activities:
Stock based compensation	129,311	24,700	252,678
Depreciation	930	500	144,498
Gain (loss) on other non-operating activities	-	-	(21,000)
Changes in operating assets and liabilities:
Prepaid expenses and other	(16,896)	15,908	(41,629)
Accounts payable and accrued liabilities	(19,528)	112,634	194,085
Due to related parties	54,767	(121,420)	54,767
NET CASH FLOWS USED IN OPERATING ACTIVITIES	(318,445)	(521,192)	(2,033,226)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of shares for cash, net of issuance costs	361,768	1,312,070	1,865,766
Convertible notes	-	(27,000)	291,145
Related party advances (repayments)	-	(83,190)	(14,005)
NET CASH FLOWS FROM FINANCING ACTIVITIES	361,768	1,201,880	2,142,906

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	-	(1,290)	(4,290)
Proceeds from non-operating activities	-	-	97,125
Payments made on exploration projects	(60,000)	(35,000)	(202,667)
NET CASH FLOWS USED IN INVESTING ACTIVITIES	(60,000)	(36,290)	(109,832)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(16,677)	644,398	(152)
CASH AND CASH EQUIVALENTS, BEGINNING	17,222	400	697

CASH AND CASH EQUIVALENTS, END	545	644,798	545

SUPPLEMENTAL CASH FLOW INFORMATION AND NON-CASH INVESTING AND FINANCING ACTIVITIES (Note 9)

The accompanying notes are an integral part of these financial statements.

PIEDMONT MINING COMPANY, INC.
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007
(unaudited)

NOTE 1:	NATURE OF OPERATIONS

Piedmont Mining Company, Inc. (the Company) was formed in 1983 under the laws of North Carolina, USA.  However, significant changes to the Company’s business and operations occurred from 1983 to 2002.  The Company is currently in the exploration stage, which is characterized by significant expenditures for the examination and development of exploration properties.  As a result, under Statement of Financial Accounting Standards No. 7 (SFAS) Accounting and Reporting by Development Stage Enterprises, the Company re-established itself as an exploration stage company in 2003 and began reporting under exploration stage guidelines.

The Company has entered into option and earn-in agreements on seven (7) different exploration properties in the state of Nevada and may opt to acquire one or more of the properties that the Company currently leases pursuant to option and earn-in agreements. Management’s plan is to conduct exploration for gold and silver at these properties to assess whether they might possess economic deposits of gold and/or silver which could be recovered at a profit. The Company does not intend to build an exploration staff but rather to work with competent exploration groups who can manage the exploration activities on these properties with the Company’s funding.

The Company’s focus for the foreseeable future will be on exploration of its various existing mineral properties and exploration of new properties.  Since April 2005, The Company has entered into agreements,  directly and under options, for the purpose of exploring for economic deposits of gold and silver in the State of Nevada.  In April 2006 the Company commenced exploration on the Trinity Silver Project in Pershing County, Nevada. (Note 3)

Going Concern
These financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America with the on-going assumption applicable to a going concern which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business

The Company is in the exploration stage and to date has not yet generated any net revenues or cash flow from its activities. The Company has a history of losses and has a working capital deficit of $243,185 and a deficit of $15,180,912 at June 30, 2007.  This creates an uncertainty as to how the Company will fund its operations and maintain sufficient cash flow to operate as a going concern. These financial statements do not reflect any adjustments to the carrying values of assets that might result from the outcome of this uncertainty.

The Company intends to fund its ongoing operations by way of private placements of its securities as may be required.  Since 2002, private placements of stock with warrants and the exercise of some of those warrants have resulted in total cash proceeds of $1,880,766 through June 30, 2007.  (Refer to Note 9.)

Management believes these efforts will contribute toward funding the Company’s activities until appropriate levels of funding can be arranged and/or revenue can be earned from the properties either through production or sale.  The Company’s ability to meet its cash requirements in the next year is dependent upon its continuing to obtain financing and satisfying certain obligations, such as compensating its officers and consultants either through monetary means or the granting of stock options.  If this is not achieved, there is substantial doubt the Company may be able to continue as a going concern. (Refer to Note 9)

PIEDMONT MINING COMPANY, INC.
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007
(unaudited)

NOTE 1:	NATURE OF OPERATIONS (continued)

Unaudited Interim Financial Statements
The accompanying unaudited interim consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. They may not include all information and footnotes required by United States generally accepted accounting principles for complete financial statement disclosure. However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended December 31, 2006, included in the Company’s form 10-KSB filed with the Securities and Exchange Commission. The unaudited interim consolidated financial statements should be read in conjunction with those financial statements included in the Form 10-KSB. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the six months ended June 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.

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

PIEDMONT MINING COMPANY, INC.
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007
(unaudited)

NOTE 2:	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Mineral Property Costs (continued)
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

Impairment of Long-Lived Assets
The Company reviews property and equipment and certain identifiable intangibles, excluding goodwill, for impairment in accordance with SFAS No. 144, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable.  Recoverability of these assets is measured by comparison of its carrying amount to future undiscounted cash flows the assets are expected to generate.  If property, plant, and equipment and certain identifiable intangibles are considered to be impaired, the impairment to be recognized equals the amount by which the carrying value of the assets exceeds fair market value.  For the six months ended June 30, 2007 and the fiscal year ended December 31, 2006, the Company had no material impairment of its long-lived assets.

PIEDMONT MINING COMPANY, INC.
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007
(unaudited)

NOTE 2:	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Loss per Common Share
Basic loss per share (“LPS”) includes no dilution and is computed by dividing loss attributable to common stockholders by the weighted average number of common shares outstanding for the period.  Diluted earnings per share reflects the potential dilution of securities that could share in the earnings (loss) of the Company.  The common shares potentially issuable upon exercise of stock options and warrants were not included in the calculation of weighted average number of shares outstanding because the effect would be anti-dilutive.

Net loss used in determining basic LPS for the  six months ended June 30, 2007 and 2006 was ($467,030) and ($553,514), respectively. The weighted average number of shares of common stock used in determining basic LPS for the six months ended June 30, 2007 and 2006 was 54,978,252 and 51,016,030, respectively.

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

Income Taxes
The Company follows the liability method of accounting for income taxes.  Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax balances.  Deferred tax assets and liabilities are measured using enacted or substantially enacted tax rates expected to apply to the taxable income in the years in which those differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the date of enactment or substantive enactment.  As at June 30, 2007, the Company had net operating loss carry forwards; however, due to the uncertainty of realization, the Company has provided a full valuation allowance for the potential deferred tax assets resulting from these losses carry forwards.

PIEDMONT MINING COMPANY, INC.
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007
(unaudited)

NOTE 2:	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Prior to the adoption of SFAS No. 123R, the Company measured compensation expense for its employee stock-based compensation plans using the intrinsic value method prescribed by APB Opinion No. 25.  The Company applied the disclosure provisions of SFAS No. 123 as amended by SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure, as if the fair-value-based method had been applied in measuring compensation expense.  Under APB Opinion No. 25, when the exercise price of the Company’s employee stock options was equal to the market price of the underlying stock on the date of the grant, no compensation expense was recognized.

Property and Equipment
Property and equipment is comprised of computer equipment that is recorded at cost and amortized over 3 years on a straight-line basis.

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

PIEDMONT MINING COMPANY, INC.
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007
(unaudited)

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
(a)         Year one - $20,000; (b) Year two - $100,000; and (c) Year three - $100,000.
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

As at June 30, 2007, the Company has made lease payments and option payments totaling $68,500 and has expensed $67,615 in exploration costs with respect to the Antelope Ridge Project. As at June 30, 2007, the option agreement is in good standing however, although the Company has completed all of the prescribed option payments and has met the first year expenditure requirements, both parties to the agreement have agreed to extend the year two expenditure requirements in order to provide the Company the opportunity to complete the first drill program.  The completion of the first drill program is anticipated to occur in the fall of 2007.  Management currently estimates that the cost of this drill program will be approximately $100,000 and expects to fund it with proceeds from the sale of common stock and warrants.

PIEDMONT MINING COMPANY, INC.
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007
(unaudited)

NOTE 3:	MINERAL PROPERTIES (continued)

B.	Bullion Mountain Project
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

As at June 30, 2007, the Company has made lease payments totaling $10,000 and has incurred $21,650 in exploration costs.

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

PIEDMONT MINING COMPANY, INC.
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007
(unaudited)

NOTE 3:	MINERAL PROPERTIES (continued)

Dome-Hi-Ho Project (continued)

c)	On second anniversary of amendment in April 2008:	$20,000
d)	Option exercise price by April 2009:	$200,000, less above payments.
5.         In addition, the Company is obligated to pay the underlying claims maintenance and property holding costsas well as annual rental payments under a pre-existing lease agreement with a third party. The term of this lease is twenty years, beginning July 21, 2003. The Company will therefore be required to pay the following lease amounts:
a)	2007	$8,333 (paid)
b)	After the 2007 anniversary date, the annual rental amount will be increased based on the Consumer Price Index.
6.         The Company would be required to pay royalties based on a graduated scale, ranging from 3.0% to 4.0% should production occur on the property.

As at June 30, 2007, the Company has made lease and option payments totaling $93,667 and has incurred approximately $275,315 in exploration costs with respect to the Dome-Hi-Ho Project.  Both parties to the agreement have extended the deadline for the second year expenditure requirement until the second drill program can be completed which is now expected to occur in the fall of 2007. Management currently estimates that the cost of this drill program will be approximately $50,000 and expects to fund it with proceeds from the sale of common stock and warrants.

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

As at June 30, 2007, the Company has made lease payments totaling $10,000 and has incurred $375,394 in exploration and property maintenance costs with respect to the Trinity Silver Project.

E.	Pasco Canyon Project
On February 14, 2006, the Company entered into a five year Option Agreement (the ‘Agreement’) on 24 claims in Nye County, Nevada (the ‘Pasco Canyon Project’), pursuant to the following terms:

1.	Option payment required: On signing: $10,000 (paid)

PIEDMONT MINING COMPANY, INC.
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007
(unaudited)

NOTE 3:	MINERAL PROPERTIES (continued)

E.	Pasco Canyon Project (continued)
2.         The Company is required to expend the following sums on exploration and maintenance of the property during the term of the Agreement:
Year 1	$ 50,000
Year 2	$100,000
Year 3	$200,000
Year 4	$200,000
Year 5	$450,000

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

As at June 30, 2007, the Company has made lease payments totaling $10,000 and has incurred $30,837 in exploration costs with respect to the Pasco Canyon Project. As of June 30, 2007 the Company has not completed all of the prescribed exploration expenditures because a drilling permit has not yet been received.   However, both parties to the agreement have agreed to extend the first year expenditure requirements until the required drilling permit from the United States Forest Services is received and a drill rig can be obtained.

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

As at June 30, 2007, the Company has made lease payments totaling $35,000 and has incurred $124,609 in exploration costs and had made an additional $35,000 payment towards the forthcoming drilling program with respect to the Dutch Flat Gold Project which has been included in prepaid expenses.

PIEDMONT MINING COMPANY, INC.
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007
(unaudited)

NOTE 3:	MINERAL PROPERTIES (continued)

G.	PPM Gold Project
In April, 2007, the Company signed an “Exploration Agreement with Option to Form Joint Venture” (the “Exploration Agreement”) with Miranda US, Inc., a wholly-owned subsidiary of Miranda Gold Corp. (“Miranda”), a British Columbia, Canada corporation listed on the TSX Venture Exchange.

Under the terms of the Exploration Agreement, Piedmont has an option to earn a 55% interest in 44 mining claims, located in Humboldt County, Nevada by incurring $1,750,000 in exploration activities during a five year period as follows:

(i)	paying $25,000 to Miranda within 30 days of the effective date of the Exploration Agreement (paid);
(ii)	incurring at least $175,000 in exploration work during the first year of the Exploration Agreement;
(iii)	incurring an additional $200,000 in exploration work during the second year;
(iv)	incurring an additional $300,000 in exploration work during the third year;
(v)	incurring an additional $425,000 in exploration work during the fourth year; and
(vi)	incurring an additional $650,000 in exploration work during the fifth year.

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

As at June 30, 2007, the Company has made the initial payment of $25,000 and has incurred $13,800 in exploration costs with respect to the PPM Gold Project

A summary of capitalized expenditures, per property, is as follows:

	Balance as at December 31, 2006	Option Payments	Balance as at June 30, 2007
	$	$	$
Antelope Ridge	38,500	30,000	68,500
Bullion Mountain	10,000	-	10,000
Dome Hi-Ho	73,667	20,000	93,667
Dutch Flat	35,000	-	35,000
Pasco Canyon	10,000	-	10,000
Trinity Silver	10,000	-	10,000
PPM Gold	-	25,000	25,000
	177,167	75,000	252,167

PIEDMONT MINING COMPANY, INC.
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007
(unaudited)

NOTE 4:	PROPERTY AND EQUIPMENT

	June 30, 2007	December 31, 2006

Computer Equipment	$4,290	$4,290
Less: accumulated depreciation	(3,693)	(2,763)
	$597	$1,527

NOTE 5:	DUE TO RELATED PARTIES AND RELATED PARTY TRANSACTIONS

The Board of Directors has authorized a monthly management fee of $8,000 to the Company’s President and CEO, which was increased to $10,000 per month, effective August 1, 2007. The unpaid portion of the monthly management fees at March 31, 2007 and June 30, 2007 and December 31, 2006 was $143,000, $159,500 and $119,000, respectively.  Unpaid administrative expenses incurred by the President and CEO at March 31, 2007 and June 30, 2007 and December 31, 2006 were $4,794, $3,086 and $1,852, respectively. The Company reimburses the President for office rent, which totaled $3,600 for the three months ended March 31, 2007 and June 30, 2007, and $14,000 for the year ended December 31, 2006.

The unpaid portion of exploration costs incurred by the Company’s Vice-President at March 31, 2007 and June 30, 2007 and December 31, 2006 were $32,305, $28,909 and $14,376, respectively.

The directors receive a fee of $200 per meeting for participating in Board meetings and Compensation and Audit Committee meetings. The Chairman of the Board of Directors receives $300 per meeting.  The unpaid portion of these fees was $1,500 at March 31, 2007 and December 31, 2006, and was paid as of June 30, 2007.

From time to time, the Company’s officers and directors advance monies to the Company. These loans bear interest at 5% annually. These loans are unsecured and have no fixed repayment terms. The unpaid balances related to these advances at March 31, 2007 and December 31, 2006  were $9,000 and $nil, respectively. All advances had been repaid at June 30, 2007

The Company granted stock options to certain directors and officers during the three months ended March 31, 2007 for 250,000 shares, with a fair value of $27,500 and 2,600,000 stock options during 2006 with a fair value of $349,900. . No stock options were granted for the three months ended June 30, 2007.

All related party transactions involving provision of services or tangible assets were recorded at the exchange amount, which is the value established and agreed to by the related parties reflecting arms length consideration payable for similar services or transfers.  (Other related party transactions are disclosed in Note 6.)

NOTE 6:	CAPITAL STOCK

Share Capital
The Company’s capitalization at December 31, 2006 and June 30, 2007 was 25,000,000 authorized preferred shares with a par value of $1.00 per share and 100,000,000 common shares with no par value.

The holders of the Company’s common stock are entitled to one vote for each share held of record on all matters submitted to a vote of shareholders.  Holders of common stock are entitled to receive ratably such dividends, if any, as may be declared by the Board of Directors out of funds legally available.

PIEDMONT MINING COMPANY, INC.
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007
(unaudited)

NOTE 6:	CAPITAL STOCK (continued)

The Company did not declare or pay any cash dividends during the past two years.  The Company has no present plan for the payment of any dividends.

Common share transactions

1.	During the six months ended June 30, 2007 the Company:

(a)
Issued 425,000 common shares upon the exercise of warrants at an exercise price of $0.15 and 125,000 common shares upon the exercise of warrants at an exercise price of $0.16 per share for net proceeds of  $83,750; and

(b)
issued 1,875,000 units consisting of one common share at $0.16 and one half common share purchase warrant at $0.20 per unit for proceeds of $278,018, net of commissions of $21,982. The 937,500 common stock purchase warrants issued entitle the owner to purchase a common share of the Company at a price of $0.20 per share for a period of two years.

(c)	issued 105,634 shares of common stock at a fair value of $15,000 under the terms of its mineral property option agreements.

2.	During the year ended December 31, 2006 the Company:

(a)
issued 357,143 common shares upon the exercise of warrants at an exercise price of $0.095 and 100,000 common shares upon the exercise of warrants at an exercise price of $0.13 per share   for net proceeds of $46,928;

(b)
issued 2,226,665 units consisting of one common share and one common share purchase warrant to accredited investors.  The common stock purchase warrants entitle the owners to purchase an equal number of shares at an exercise price range of $0.15 to $0.20 within one year. The units were subscribed to at a range of $0.12 to $0.15 per unit, for net proceeds of $289,750;

(c)
issued 7,378,333 units consisting of one common share and one half common share purchase warrant at $0.15 per unit for proceeds of $1,022,310, net of  commissions of $88,540 and legal fees of $17,736. The 3,689,167 common stock purchase warrants issued entitle the owner to purchase a common share of the Company at a price of $0.26 per share for a period of two years. In lieu of an additional cash fee for this private placement, the Company issued a total of 737,834 broker warrants with the same terms; and

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

At the time of issuance, the exercise price of all options was in excess of the market price of the stock, and therefore the options had no intrinsic value.

PIEDMONT MINING COMPANY, INC.
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007
(unaudited)

NOTE 6:	CAPITAL STOCK (continued)

Stock-Based Compensation and Other Equity Transactions (continued)
The fair value of options issued during the six months ended June 30, 2007 and the year ended December 31, 2006 was determined using the Black-Scholes option pricing model with the following assumptions:

	Six months ended June 30, 2007	Year ended December 31, 2006
Risk-free interest rates	3.76% to 5.02%	3.76% to 5.02%
Volatility factor	100%	100%
Contractual life of options, in years	3 to 5	3 to 5
Service period in years	1 to 3	1 to 3
Weighted average calculated value of options granted	$0.023	$0.030

No stock options were granted during the three months ended June 30, 2007.

Of the 250,000 stock options granted during the three months ended March 31, 2007 and the 2,600,000 stock options granted during the year ended December 31, 2006, 850,000 vested in 2006; 983,333 vest in 2007; and the remainder vest in 2008 and 2009. The terms of these awards are three to five years. The fair value of these options was $81,200 at the 2006 grant date. Total compensation expense for the year ended December 31, 2006 equaled $123,367, which corresponds to the vesting schedule. As of June 30, 2007, the total compensation expense related to non-vested awards to be recognized in future periods is $116,463. This expense will be recognized ratably as the stock options vest on the anniversary dates of the grants during 2007, 2008 and 2009.

Of the 2,925,000 stock options granted during the year ended December 31, 2005, 1,241,667 vested immediately; 841,667 vested on February 5, 2006, the first anniversary date; and 841,667 vested on February 5, 2007, the second anniversary date.

No options were exercised and no proceeds were received for either the six months ended June 30, 2007 or the years ended December 31, 2006 and 2005.

In accordance with APB 25, the Company did not record stock based compensation to its employees and directors for the years ended December 31, 2005 and 2004. Had compensation cost been recorded based on the fair value at grant date, the effect on net loss would have been immaterial.

Below is a summary of the stock option activity for the period ended June 30, 2007 and the years ended December 31, 2006 and 2005:

PIEDMONT MINING COMPANY, INC.
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007
(unaudited)

NOTE 6:	CAPITAL STOCK (continued)

Stock-Based Compensation and Other Equity Transactions (continued)

	Number of
	Shares	Weighted
	Subject to	Average
	Options	Exercise Price
		$
Outstanding, December 31, 2005	3,425,000	0.236
Granted, February 8, 2006	1,200,000	0.230
Expired, April 13, 2006	(500,000)	0.300
Granted, June 16, 2006	1,150,000	0.250
Granted, December 28, 2006	250,000	0.270
Outstanding, December 31, 2006	5,525,000	0.233
Granted March 29, 2007	250,000	0.250
Outstanding, June 30, 2007	5,775,000	0.234

		Weighted
	Nonvested	Average
	Options	Fair Value
Nonvested Options		$
Nonvested options, December 31, 2005	1,683,333	-
Granted, February 8, 2006	1,200,000	0.037
Granted, June 16, 2006	1,150,000	0.027
Granted, December 28, 2006	250,000	0.023
Vested	(1,691,666)	0.011
Nonvested options, December 31, 2006	2,591,667	0.020
Granted March 29, 2007	250,000	0.011
Vested	(1,741,667)	-
Nonvested options June 30, 2007	1,100,000	0.013

The following tables summarize information and terms of the options outstanding and exercisable:

Options Outstanding at December 31, 2006				Options Exercisable at December 31, 2006
		Weighted			Weighted
		Average			Average
		Remaining			Remaining
Range of		Contractual	Weighted		Contractual	Weighted
Exercise	Number	Life	Average	Number	Life	Average
Prices	of Shares	(in years)	Exercise Price	of Shares	(in years)	Exercise Price
$ 0.20 – 0.27	5,525,000	3.99	$ 0.234	2,591,667	4.13	$ 0.251

PIEDMONT MINING COMPANY, INC.
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007
(unaudited)

NOTE 6:	CAPITAL STOCK (continued)

Stock-Based Compensation and Other Equity Transactions (continued)

Options Outstanding at June 30, 2007				Options Exercisable at June 30, 2007
		Weighted			Weighted
		Average			Average
		Remaining	Weighted		Remaining	Weighted
Range of		Contractual	Average		Contractual	Average
Exercise	Number	Life	Exercise	Number	Life	Exercise
Prices	of Shares	(in years)	Price	of Shares	(in years)	Price
$ 0.20 – 0.27	5,775,000	3.68	$ 0.234	4,675,000	3.62	$ 0.232

Common stock purchase warrants
Outstanding total warrants at June 30, 2007 were 7,838,980.  The exercise prices on all warrants range from $0.08 to $0.26 per share. The warrants are exercisable immediately upon issuance and the expiration dates range between one year and two years after the date of issuance.

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

A summary of the Company’s stock purchase warrants is presented below:

	Number of Warrants	Weighted average exercise price	Weighted average remaining life (years)
		$
Balance, December 31, 2005	3,098,290	0.09	1.30
Issued	6,653,666	0.22	-
Exercised	(457,143)	0.10	-
Expired	(166,667)	-	-
Balance, December 31, 2006	9,128,146	0.18	0.84
Exercised	(550,000)	015	-
Expired	(1,676,666)	-	-
Issued	937,500	0.20	-
Balance, June 30, 2007	7,838,980	0.19	1.26

PIEDMONT MINING COMPANY, INC.
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007
(unaudited)

NOTE 7:	INCOME TAXES

The Company has adopted FASB No. 109 for reporting purposes.  As of June 30, 2007, the Company had net operating loss carry forwards of approximately $13,665,425 that may be available to reduce future years’ taxable income.  These carry forwards will begin to expire, if not utilized, commencing in 2009.  Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry forwards.

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

Income taxes are paid only to the United States government and applicable state governments. The Company’s federal and state income tax expense (benefit) consists of the following:

	June 30, 2007	December 31, 2006

Deferred:
Federal 35%	$4,782,899	$4,664,861
State 7%	956,580	932,972
Total deferred	5,739,479	5,597,833
Less valuation allowance	(5,739,479)	(5,597,833)
Net deferred tax asset	$-	$-

A reconciliation of the provision (benefit) for income taxes with amounts determined by applying the statutory U.S. federal and state income tax rates to income before income taxes is as follows:

	June 30, 2007	December 31, 2006

Net loss before taxes	$(467,030)	$(1,140,612)
Federal and State Statutory rate	42%	42%
Expected tax recovery	(196,153)	(479,057)
(Decrease) increase in taxes resulting from:
Temporary differences	72	173
Non-deductible stock based compensation	54,311	51,814
Increase in valuation allowance	141,770	427,070
Income tax expense(benefit) from continuing operations	$-	$-
Effective income tax rate	0%	0%

PIEDMONT MINING COMPANY, INC.
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007
(unaudited)

NOTE 7:	INCOME TAXES (continued)

As the criteria for recognizing future income tax assets have not been met due to the uncertainty of realization, a valuation allowance of 100% has been recorded for the current and prior year.

The deferred tax assets result from net operating loss carry-forwards. These losses will reverse either upon their utilization against taxable income or upon their statutory expiration.  Federal net operating loss carry-forwards of $13,665,425 and $13,328,174 remained at June 30, 2007 and December 31, 2006, respectively, and expire as follows:

Expiration	Net Operating Loss
2009	$2,126,000
2010	1,695,000
2011	2,958,000
2012	1,300,000
2017	778,000
2018	573,000
2019	336,000
2020	1,368,000
2021	202,000
2022	179,000
2023	171,545
2024	161,755
2025	462,759
2026	1,017,115
2027	337,251
$13,665,425

NOTE 8:	SUPPLEMENTAL CASH FLOW INFORMATION AND NONCASH INVESTING AND FINANCING ACTIVITIES

	Six months ended June 30, 2007	Six months ended June 30, 2006
	$	$
Interest paid	-	-
Income taxes paid	-	-
Common stock issued under the terms of option agreements	15,000	10,000

1.      During the six months ended June 30, 2007 the Company issued 105,634 shares of common stock at a fair value of $15,000 under the terms of its mineral property option agreements.
2.      During the year ended December 31, 2006 the Company issued 43,478 shares of common stock at a fair value of $10,000 under the terms of its mineral property option agreements.

PIEDMONT MINING COMPANY, INC.
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007
(unaudited)

NOTE 9:	SUBSEQUENT EVENTS

In July, the Company received $300,000 from the sale of 1,875,000 units at $0.16 per unit.  Each unit was comprised of one share of the Company’s Common Stock and one two year warrant exercisable at $0.20 per share.  These warrants are callable when the bid price of the Common Stock exceeds $0.40 pr share for 15 consecutive trading days.  The Company issued options and warrants as compensation for obtaining this financing, all of which were issued to non-related parties, unless otherwise noted, as follows:

(a)	Three year warrants to acquire 550,000 shares of common stock at an exercise price of $0.25 per share;
(b)	Three year warrants to acquire 500,000 shares of common stock at an exercise price of $0.40 per share;
(c)	A five year warrant to acquire 187,500 shares of common stock at an exercise price of $0.16 per share was issued to a broker for arranging some of the private placement; and
(d)	A Director was awarded a three year option to purchase 100,000 shares of common stock at an exercise price of $0.25 per share.

On July 3, 2007, one Director and officer of the Company was issued a three year option to acquire 100,000 shares of the Company’s Common Stock with an exercise price of $0.25 for ongoing management services.

The fair value of these options will be expensed ratably as the stock options vest on the anniversary dates of the grants during 2008, 2009 and 2010.

Item 2. Management’s Discussion And Analysis Or Plan Of Operation

Forward-Looking Statements and Associated Risks. Except for statements of historical facts, this report contains forward-looking statements involving risks and uncertainties. You can identify these statements by forward-looking words including “believes,” “considers,” “intends,”  “expects,” “may,” “will,” “should,” “forecast, “ or “anticipates,” or the equivalents of those words or comparable terminology, and by discussions of strategies that involve risks and uncertainties. Forward-looking statements are not guarantees of our future performance or results, and our actual results could differ materially from those anticipated in these forward-looking statements. We wish to caution readers to consider the important factors, among others, that in some cases have affected, and in the future could affect our actual results and could cause actual consolidated results for future fiscal years to differ materially from those expressed in any forward-looking statements made by us or on our behalf. These factors include without limitation, our ability to obtain capital and other financing in the amounts and at the times needed, identification of suitable exploration properties for acquisition, the successful discovery of gold, silver or other precious metals in quantities economically feasible for profitable production, changes in gold and silver prices, changes in the political climate for gold and silver exploration, and other risk factors listed from time to time in our Securities and Exchange Commission reports, including in particular the factors and discussions under the heading “Risk Factors” in the SB-2/A that was filed with the Securities and Exchange Commission and became effective on September 20, 2006.

Overview of Business

We are a North Carolina corporation formed in 1983. From our inception until mid-1992, we were engaged in the exploration for, and production of, gold and other precious metals and the evaluation of gold properties in North and South Carolina. From 1983 we were engaged in exploration and from early 1985 until May 1992, we were also engaged in the mining and production of gold and silver at our Haile Mine Property near Kershaw, South Carolina. In May 1992, we entered into a joint venture at our Haile Mine Property with AGI. Our operations ceased at the Haile Mine Property in 1994 and litigation commenced between us and AGI in 1995. This litigation was settled in March 1999. We did not again become engaged in exploration activities until 2004, when we relocated our principal place of business to Reno, Nevada. Since October 2003, we have been an exploration stage company engaged in the acquisition and exploration of mineral properties. We have now entered into seven option and earn-in agreements on seven different exploration properties in the state of Nevada. Our plan is to conduct exploration for gold and silver at each of these properties to assess whether they possess economic deposits of gold and/or silver, which can be recovered at a profit. We do not intend to build an exploration staff, but rather to joint venture our projects with competent exploration groups who can manage the exploration activities with our funding, although in some cases we may conduct exploration on our own using contractors. We do not know whether a commercially viable ore body will be located on any of our mineral claims or leased properties. Our current plans are strictly limited to research and exploration in the state of Nevada.

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

Results of Operations

Discussion of Revenues

We have no revenues at this time and have not had any revenues in recent years, because we are an exploration company. We do not anticipate that significant revenues will be achieved until we either:

•	locate one or more economic mineral deposits which could then be put into production, from which we would then be able to extract gold or silver at a profit; or

•	enter into a joint venture arrangement on one or more of our leased properties; or

•	consummate a merger or acquisition with an operating company.

There is no guaranty that our exploration activities will locate viable gold and/or silver reserves, or if an economic mineral deposit were discovered that we would be able to commence commercial production, or that if we do locate viable mineralization that we would be able to secure the funding necessary to proceed with the mining and production of the ore.

Expenses for the Six Month Period ending June 30, 2007 vs. June 30, 2006 and the Three Month Period ending June 30, 2007 v.s June 30, 2006

Exploration, geological and geophysical costs decreased by $335,003, or (93.6%), to $22,834 for the three months ended June 30, 2007 as compared to $357,837 for the three months ended June 30, 2006.  The principal reason for this decrease was due to a decrease in exploration activity on various properties.

Exploration, geological and geophysical costs decreased by $274,740, or 72.1%, to $106,302 for the six months ended June 30, 2007 as compared to $381,042 for the six months ended June 30, 2006.  The principal reason for this decrease was due to decreased exploration activity on various properties.

Management fees increased by $24,146, or 35.5%, to $67,946 for the three months ended June 30, 2007 as compared to $43,800 for the three months ended June 30, 2006.  The principal reason for this increase was due to recording the expense of vested options.

Management fees increased by $101,211, or 1337%, to $177,311 for the six months ended June 30, 2007 as compared to $76,100 for the six months ended June 30, 2006.  The principal reason for this increase was due to recording the expense of vested options.

For the three months ended June 30, 2007, Professional fees increased $9,303, or 21.0%, to $53,648 as compared to $44,345 for the three months ended June 30, 2006.  This change for the three month period is due to a decrease in accounting fees of $15,865 and an increase in legal fees of $25,168 related to the sale of stock through private placement and preparation of documents for the sale of units with warrants attached.

For the six months ended June 30, 2007, Professional fees increased $59,842, or 110.7%, to $113,880 as compared to $54,038 for the six months ended June 30, 2006.  This increase for the six month period is due to accounting and legal fees related to the issuance of  2006 year end financial statements and filings that were not accrued.

Depreciation expense increased by $215, or 86%, to $465 for the three months ended June 30, 2007 as compared to $250 for the three months ended June 30, 2006.  The principal reason for this increase was the depreciation on additional office equipment.

Depreciation expense increased by $430, or 86%, to $930 for the six months ended June 30, 2007 as compared to $500 for the six months ended June 30, 2006.  The principal reason for this increase was the depreciation on additional office equipment.

Liquidity and Financial Condition

Cash and Working Capital

We had an accumulated deficit of ($14,713,882) from our inception in 1983 to December 31, 2006, and an accumulated deficit of ($15,180,912) at June 30, 2007. We have no contingencies or long-term obligations except for our work commitments under our seven (7) option and earn-in agreements on our leased properties. All of these agreements can be terminated by us upon either 30 or 60 days notice.

We had a cash balance of $17,222 on December 31, 2006 and a cash balance of $545 on June 30, 2007.  For the six month period ending June 30, 2007, we had net cash outflows of $16,677.

The cash flows used in operations for the six-month period ended June 31, 2007 were $318,445 compared with $521,192 for the same period in 2006.  Cash flows used in operations for the six-month period ended June 30, 2007 consisted primarily of a net loss of $467,030 offset by stock based compensation of $129,311, with changes in working capital assets and liabilities consisting of an increase in prepaid expenses of $16,896 and an increase in accounts payable and accrued liabilities of $35,239.

The cash flows used in investing activities for the six month period ended June 30, 2007 were $60,000 compared to $36,290 for the same period in 2006. Cash flows used in investing activities consisted of lease payments of $60,000 on the Company’s mineral properties.

Net cash flows provided by equity financing activities were $361,768 versus $1,312,070 during the same period in 2006.  During the same period in 2006, the Company used $110,190 of proceeds realized on equity financings to repay convertible notes and related party advances.

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

We were and are committed to making certain exploration work expenditures, lease and option payments, and claims maintenance payments on properties signed at June 30, 2007 over the forthcoming 12 months period:

Bullion Mountain Project:

•	Required work expenditure by 6/30/07; $20,000 of which $31,650 has already been completed;

•	Claims maintenance: $2,273;

•	Annual payment: $5,000 due November, 2007;

Antelope Ridge:

•	Required work expenditure by 6/30/07: $120,000, of which $67,615 has already been completed; a $50,000 to $100,000 drill program will commence this fall.

•	Claims maintenance: $6,679;

•	Annual payments: $15,000 cash and $15,000 in Common Stock; due April, 2007 have been made;

Dome HiHo Project:

•
Required work expenditure by 6/30/07: $360,000, of which $275,315 has already been completed; a second drill program is expected to be completed in September, 2007 and is expected to cost an additional $25,000 to $50,000.

•	Claims maintenance: $5,878;

•	Annual payments: $28,333, of which $20,000 was paid, $8,333 was paid in July, 2007

Trinity Silver Project:

•
Required work expenditure: $75,000, of which $375,394 has already been completed, which more than completes our work requirement for the first two years. The next drill program is expected to commence this fall.

•	Claims maintenance: $5,478;

•	Annual payments: $0.

Pasco Canyon Gold Project:

•	Required work expenditure by 6/30/07; $50,000, of which $40,837 has already been completed, awaiting drill permit from U.S. Forest Service;

•	Annual payments; $0

Dutch Flat Gold Project:

•	Required work expenditure by 6/30/07; $0; $200,000 required by July, 2007, of which $194,609 has already been expended. A second drill program is expected to commence in September, 2007

•	Annual payments; $0

PPM Miranda Gold Project:

•	Required work expenditure for first year; $175,000, of which $13,800 has already been completed.

•	Annual payment; $0

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
In May, 2007, 1,250,000 common shares were sold at $0.16 per share with net proceeds of $178,018.
In June, 2007, 625,000 common shares were sold at $0.16 per share with proceeds of $100,000.
In July, 2007, 1,875,000 common shares were sold at $0.16 per share with proceeds of $300,000

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission Of Matters To A Vote Of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Description	Location
10.1	Exploration Agreement with Option to Form Joint Venture (PPM GOLD PROJECT) Miranda U.S.A., Inc. and Piedmont Mining Company, Inc., dated April 17, 2007	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K for April 17, 2007, as filed with the SEC on April 23, 2007

10.2	Services Agreement between Miranda Gold U.S.A, a Nevada corporation having and Piedmont Mining Company, Inc.	Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K for April 17, 2007, as filed with the SEC on April 23, 2007

10.3	Form of Subscription Agreement with Registration Rights Provision	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K for July 20, 2007, as filed with the SEC on July 26, 2007

10.4	Form of Subscription Agreement with Piggy Back Registration Rights Provision	Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K for July 20, 2007, as filed with the SEC on July 26, 2007

31.1	Certification Pursuant to Section 302	Provided herewith

31.2	Certification Pursuant to Section 302	Provided herewith

32.1	Certification Pursuant to 18 U.S.C. Section 1350	Provided herewith

32.2	Certification Pursuant to 18 U.S.C. Section 1350	Provided herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934 the registrant has duly caused this 10-QSB Quarterly Report for the period ended June 30, 2007 to be signed on its behalf by the undersigned, thereunto duly authorized.

PIEDMONT MINING COMPANY, INC., a North Carolina Corporation

Dated August 14, 2007	/s/ Robert M. Shields, Jr.
By: Robert M. Shields, Jr. Its: Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)