Form 10QSB
period 2007-09-30
Piedmont Mining Company, Inc.
filed 2007-11-13
CIK 1366826

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended  September 30, 2007

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
Yes ☐          No ☒

As of  November 9, 2007 there were 60,943,774 outstanding shares of the issuer’s common stock.

Transitional Small Business Disclosure Format (Check one):
Yes ☐          No ☒

PIEDMONT MINING COMPANY, INC.

FORM 10-QSB INDEX

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

PIEDMONT MINING COMPANY, INC.
(An Exploration Stage Company)
CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2007 (unaudited)	2006
	$	$
CURRENT ASSETS
Cash and cash equivalents	152,432	17,222
Prepaid expenses and other	64,769	27,682
Total current assets	217,201	44,904
MINERAL PROPERTIES (Note 3)	260,500	177,167
PROPERTY AND EQUIPMENT (Note 4)	1,359	1,527

Total Assets	479,060	223,598

CURRENT LIABILITIES
Accounts payable and accrued liabilities	98,429	116,341
Due to related parties (Note 5)	127,952	136,728
Total current liabilities	226,381	253,069

STOCKHOLDERS’ EQUITY (DEFICIENCY)
Capital Stock (Note 6)
Authorized:
25,000,000 Preferred stock $1.00 par value
100,000,000 Common stock no par value
Common stock issued and outstanding:
60,287,476 common (2006 – 54,063,660)	15,012,210	14,189,969
Additional paid-in capital	670,723	494,442
Deficit accumulated prior to the exploration stage	(12,564,287)	(12,564,287)
Deficit accumulated during exploration stage	(2,865,967)	(2,149,595)
Total stockholders’ equity (deficiency)	252,679	(29,471)
Total liabilities and stockholders’ equity (deficiency)	479,060	223,598

The accompanying notes are an integral part of these financial statements.

PIEDMONT MINING COMPANY, INC.
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF LOSS
(unaudited)

	Three months Ended September 30, 2007	Three months Ended September 30, 2006	Nine months Ended September 30, 2007	Nine months Ended September 30, 2006	For the Period from January 1, 2002 (Date of Inception of Exploration Stage) to September 30, 2007
	$	$	$	$	$

EXPENSES
Exploration costs and property research and development	70,346	164,074	176,649	545,116	1,063,603
Management fees	76,489	24,000	258,000	96,700	541,971
Professional fees	58,525	63,346	172,405	135,274	543,377
General and administrative	44,366	25,890	107,640	72,180	492,834
Depreciation expense	526	465	1,456	965	145,023

	250,252	277,775	716,150	850,235	2,786,808

LOSS BEFORE OTHER ITEMS	(250,252)	(277,775)	(716,150)	(850,235)	(2,786,808)

INTEREST INCOME	1,142	2,038	1,143	5,587	7,054
INTEREST EXPENSE	(232)	(691)	(1,366)	(3,184)	(39,623)
LOSS ON OTHER NON-OPERATING ACTIVITIES	-	-	-	-	(46,590)

NET LOSS	(249,342)	(276,428)	(716,373)	(847,832)	(2,865,967)

BASIC AND DILUTED NET LOSS PER SHARE	(0.00)	(0.01)	(0.01)	(0.02)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING, BASIC AND DILUTED	59,100,816	53,627,139	56,346,937	50,181,418

The accompanying notes are an integral part of these financial statements.

PIEDMONT MINING COMPANY, INC.
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
	Nine Months Ended September 30,		For the Period from January 1, 2002 (Date of Inception of Exploration Stage) to September 30,
	2007	2006	2007
	$	$	$

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	(716,373)	(847,832)	(2,865,967)
Adjustments to reconcile net loss to net cash from operating activities:
Stock based compensation	176,300	24,700	299,667
Depreciation	1,456	965	145,024
Loss on other non-operating activities	-	-	(21,000)
Changes in operating assets and liabilities:
Prepaid expenses and other	(37,086)	(11,383)	(61,819)
Accounts payable and accrued liabilities	(17,910)	(17,168)	195,701
Due to related parties	(8,776)	(257,513)	(22,781)
NET CASH FLOWS USED IN OPERATING ACTIVITIES	(602,389)	(1,108,231)	(2,331,175)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of shares for cash, net of issuance costs	807,222	1,345,998	2,311,220
Convertible notes	-	(27,000)	291,145
NET CASH FLOWS FROM FINANCING ACTIVITIES	807,222	1,318,998	2,602,365

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(1,289)	(1,290)	(5,579)
Proceeds from non-operating activities	-	-	97,125
Payments made on exploration projects	(68,333)	(86,667)	(211,000)
NET CASH FLOWS USED IN INVESTING ACTIVITIES	(69,622)	(87,957)	(119,454)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	135,211	122,810	151,736
CASH AND CASH EQUIVALENTS, BEGINNING	17,222	400	697

CASH AND CASH EQUIVALENTS, ENDING	152,433	123,210	152,433

SUPPLEMENTAL CASH FLOW INFORMATION AND NON-CASH INVESTING AND FINANCING ACTIVITIES (Note 9)

The accompanying notes are an integral part of these financial statements.

PIEDMONT MINING COMPANY, INC.
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
(unaudited)

NOTE 1:	NATURE OF OPERATIONS

Piedmont Mining Company, Inc. (the Company) was formed in 1983 under the laws of North Carolina, USA and is currently in the exploration stage, which is characterized by significant expenditures for the examination and development of exploration properties.  As a result, under Statement of Financial Accounting Standards No. 7 (SFAS) Accounting and Reporting by Development Stage Enterprises, the Company re-established itself as an exploration stage company in 2003 and began reporting under exploration stage guidelines.

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
These financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America with the on-going assumption applicable to a going concern which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.

The Company is in the exploration stage and to date has not yet generated any net revenues or cash flow from its activities. The Company has a history of losses and has a working capital deficit of $9,180 and a deficit of $15,430,253 at September 30, 2007.  This creates an uncertainty as to how the Company will fund its operations and maintain sufficient cash flow to operate as a going concern. These financial statements do not reflect any adjustments to the carrying values of assets that might result from the outcome of this uncertainty.

The Company intends to fund its ongoing operations by way of private placements of its securities as may be required.  Since 2002, private placements of stock with warrants and the exercise of some of those warrants have resulted in total cash proceeds of $2,326,221 through September 30, 2007.

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
SEPTEMBER 30, 2007
(unaudited)

NOTE 1:	NATURE OF OPERATIONS (continued)

Unaudited Interim Financial Statements
The accompanying unaudited interim consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. They may not include all information and footnotes required by United States generally accepted accounting principles for complete financial statement disclosure. However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended December 31, 2006, included in the Company’s form 10-KSB filed with the Securities and Exchange Commission. The unaudited interim consolidated financial statements should be read in conjunction with those financial statements included in the Form 10-KSB. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the nine months ended September 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.

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
SEPTEMBER 30, 2007
(unaudited)

NOTE 2:	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Mineral Property Costs
The Company is primarily engaged in the acquisition, exploration and development of mineral properties.  Pursuant to Emerging Issues Task Force (EITF) 04-02, mineral rights are capitalized at cost. This includes lease payments under exploration agreements.  The projects are assessed for impairment when facts and circumstances indicate their carrying values exceed the recoverable values, such as failure to discover mineable ore.  If a mineable ore body is found, these costs will be amortized when production begins using a units-of-production method.  These costs are recorded to exploration projects on the consolidated balance sheets.  Other exploration, geological costs and research and development costs are expensed as incurred.

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

Impairment of Long-Lived Assets
The Company reviews property and equipment and certain identifiable intangibles, excluding goodwill, for impairment in accordance with SFAS No. 144, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable.  Recoverability of these assets is measured by comparison of its carrying amount to future undiscounted cash flows the assets are expected to generate.  If property, plant, and equipment and certain identifiable intangibles are considered to be impaired, the impairment to be recognized equals the amount by which the carrying value of the assets exceeds fair market value.  For the nine months ended September 30, 2007 and the fiscal year ended December 31, 2006, the Company had no material impairment of its long-lived assets.

PIEDMONT MINING COMPANY, INC.
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
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

Net loss used in determining basic LPS for the nine months ended September 30, 2007 and 2006 was ($716,373) and ($847,832), respectively. The weighted average number of shares of common stock used in determining basic LPS for the nine months ended September 30, 2007 and 2006 was 56,346,937 and 50,181,418, respectively.

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

Income Taxes
The Company follows the liability method of accounting for income taxes.  Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax balances.  Deferred tax assets and liabilities are measured using enacted or substantially enacted tax rates expected to apply to the taxable income in the years in which those differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the date of enactment or substantive enactment.  As at September 30, 2007, the Company had net operating loss carry forwards; however, due to the uncertainty of realization, the Company has provided a full valuation allowance for the potential deferred tax assets resulting from these losses carry forwards.

PIEDMONT MINING COMPANY, INC.
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
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
SEPTEMBER 30, 2007
(unaudited)

NOTE 3:	MINERAL PROPERTIES

The Company entered into various property agreements during the years ended December 31, 2006 and 2005 and the nine months ended September 30, 2007. These include the following:

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

As at September 30, 2007, the Company has made lease payments and option payments totaling $68,500 and has expensed $76,232 in exploration costs with respect to the Antelope Ridge Project. In October 2007 drilling commenced on this property.  This drilling program is expected to continue into November 2007 and is expected to cost in excess of $120,000. These costs are being funded with proceeds from the sale of common stock and warrants.

B.	Bullion Mountain Project
Effective November 11, 2005, the Company entered into a ten year Mining Lease with Option to Purchase on 17 claims in Lander County, Nevada (the ‘Bullion Mountain Project’) pursuant to the following terms:
1.	Lease payments required:
a) On signing:	$5,000 plus $2,274 for claims fees reimbursement was paid
b) First anniversary:	$5,000 was paid
c) Second anniversary:	$10,000
d) Third anniversary and each anniversary thereafter: $15,000
2.	The Company must expend the following additional amounts in exploration and maintenance of the property during the first two years of the agreement:
a) By November 2006:	$20,000 (incurred)
b) By November 2007:	$50,000
In September, 2007, this agreement was amended and the time for completing the remaining work obligation was extended indefinitely.
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

PIEDMONT MINING COMPANY, INC.
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
(unaudited)

NOTE 3:	MINERAL PROPERTIES (continued)

B.	Bullion Mountain Project (continued)

5.	The Company has the right to terminate this agreement at any time by giving 60 days prior written notice.

As at September 30, 2007, the Company has made lease payments totaling $10,000 and has incurred $24,458 in exploration costs.  On September 12, 2007, a ‘First Amendment to Mining Lease’ was signed extending the time for completing the required work obligation indefinitely to accommodate the Company’s efforts to consolidate its property position with those of adjacent property owners.

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

4.	The underlying purchase option on 20 of the claims was renegotiated in 2006. Accordingly, payments now required on the underlying purchase option are as follows:
a) On signing the option amendment in April 2006:	$10,000 (paid)
b) On first anniversary of amendment in April 2007:	$10,000 (paid)
c) On second anniversary of amendment in April 2008:	$20,000
d) Option exercise price by April 2009:	$200,000, less above payments.
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

PIEDMONT MINING COMPANY, INC.
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
(unaudited)

NOTE 3:	MINERAL PROPERTIES (continued)

Dome-Hi-Ho Project (continued)

As at September 30, 2007, the Company has made lease and option payments totaling $102,000 and has incurred approximately $282,155 in exploration costs with respect to the Dome-Hi-Ho Project.  Another drill program was completed at the property in October 2007 and is estimated to have cost approximately $100,000.  This program will be funded with proceeds from the sale of common stock and warrants.

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

As at September 30, 2007, the Company has made lease payments totaling $10,000 and has incurred $386,881 in exploration and property maintenance costs with respect to the Trinity Silver Project.  In October 2007, a second drilling program was conducted at the Trinity Silver property, estimated to have cost in the vicinity of $215,000, which will be funded with proceeds from the sale of common stock and warrants.

E.	Pasco Canyon Project
On February 14, 2006, the Company entered into a five year Option Agreement (the ‘Agreement’) on 24 claims in Nye County, Nevada (the ‘Pasco Canyon Project’), pursuant to the following terms:

1.	Option payment required: On signing: $10,000 (paid).
2.         The Company is required to expend the following sums on exploration and maintenance of the property during the term of the Agreement:
Year 1	$ 50,000
Year 2	$100,000
Year 3	$200,000
Year 4	$200,000
Year 5	$450,000
3.
Upon completion of the required expenditures, the Company will have acquired a 60% undivided interest in the property. At that point, a formal joint venture agreement will be entered into by the Company with the Company being the operator of the joint venture.

4.	The Company has the right to terminate this agreement at any time, subsequent to the first year’s expenditure requirement of $50,000, upon 30 days prior written notice.

PIEDMONT MINING COMPANY, INC.
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
(unaudited)

NOTE 3:	MINERAL PROPERTIES (continued)

E.	Pasco Canyon Project (continued)

As at September 30, 2007, the Company has made lease payments totaling $10,000 and has incurred $34,802 in exploration costs with respect to the Pasco Canyon Project. As of September 30, 2007 the Company has not completed all of the prescribed exploration expenditures because a drilling permit has not yet been granted by the U.S. Forest Service.   However, on September 17, 2007, the Company was granted an ‘Agreement for Extension’ until July 14, 2008 to complete the work obligation.  Based on recent meetings with the U.S. Forest Service, it is currently anticipated that the required permit may be received in the next couple of months.  A drilling program has been planned and these costs will be funded by the sale of common stock and warrants.

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

As at September 30, 2007, the Company has made lease payments totaling $35,000 and has incurred $124,609 in exploration costs and had made an additional $35,000 payment towards drilling at the Dutch Flat Gold Project which has been included in prepaid expenses. In October 2007 an additional $46,000 payment was made for exploration work on the property.  In October, a second drilling program was conducted on the property.  This program is expected to cost in the vicinity of $180,000 and will be funded with proceeds from the sale of common stock and warrants.

G.	PPM Gold Project
In April, 2007, the Company signed an “Exploration Agreement with Option to Form Joint Venture” (the “Exploration Agreement”) with Miranda US, Inc., a wholly-owned subsidiary of Miranda Gold Corp. (“Miranda”), a Canadian corporation listed on the TSX Venture Exchange.

Under the terms of the Exploration Agreement, Piedmont has an option to earn a 55% interest in 44 mining claims, located in Humboldt County, Nevada by incurring $1,750,000 in exploration work during a five year period as follows:

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

PIEDMONT MINING COMPANY, INC.
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
(unaudited)

NOTE 3:	MINERAL PROPERTIES (continued)

G.	PPM Gold Project (continued)

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

As at September 30, 2007, the Company made an initial payment of $25,000 on signing and has expended $35,082 in exploration costs with respect to the PPM Gold Project.  Geophysical surveys are currently underway and a first drilling program is now tentatively scheduled for early 2008, which will be funded by proceeds from the sale of common stock and warrants.

A summary of capitalized expenditures, per property, is as follows:

	Balance as at December 31, 2006	Incurred during the period	Balance as at September 30, 2007
	$	$	$
Antelope Ridge	38,500	30,000	68,500
Bullion Mountain	10,000	-	10,000
Dome Hi-Ho	73,667	28,333	102,000
Dutch Flat	35,000	-	35,000
Pasco Canyon	10,000	-	10,000
Trinity Silver	10,000	-	10,000
PPM Gold	-	25,000	25,000
	177,167	83,333	260,500

NOTE 4:	PROPERTY AND EQUIPMENT

	September 30, 2007	December 31, 2006

Computer Equipment	$5,578	$4,290
Less: accumulated depreciation	(4,218)	(2,763)
	$1,360	$1,527

PIEDMONT MINING COMPANY, INC.
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
(unaudited)

NOTE 5:	DUE TO RELATED PARTIES AND RELATED PARTY TRANSACTIONS

The Board of Directors has authorized a monthly management fee of $8,000 to the Company’s President and CEO, which was increased to $10,000 per month, effective August 1, 2007. The unpaid portion of the monthly management fees at September 30, 2007 and December 31, 2006 was $124,000 and $119,000, respectively.  Unpaid administrative expenses incurred by the President and CEO at September 30, 2007 and December 31, 2006 were $0 and $1,852, respectively. The Company reimburses the President for office rent, which totaled $11,600 for the nine months ended September 30, 2007, and $14,000 for the year ended December 31, 2006.

The unpaid portion of exploration costs incurred by the Company’s Vice-President at September 30, 2007 and December 31, 2006 were $3,952 and $14,376, respectively.

The directors receive a fee of $200 per meeting for participating in Board meetings and Compensation and Audit Committee meetings. The Chairmen of these Committees receive $300 per meeting.  The unpaid portion of these fees was $0 at September 30, 2007 and $1,500 at December 31, 2006, which was paid as of  September 30, 2007.

From time to time, the Company’s officers and directors advance monies to the Company. These loans bear interest at 5% annually. These loans are unsecured and have no fixed repayment terms. The unpaid balances related to these advances at September 30, 2007 and December 31, 2006 were $nil, respectively.

The Company granted stock options to certain directors and officers during the nine months ended September 30, 2007 for 450,000 shares, with a fair value of $55,000 and 2,600,000 stock options during 2006 with a fair value of $349,900.

All related party transactions involving provision of services or transfer of tangible assets in the normal course of business were recorded at the exchange amount, which is the value established and agreed to by the related parties reflecting arms length consideration payable for similar services or transfers.  (Other related party transactions are disclosed in Note 6.)

NOTE 6:	CAPITAL STOCK

Share Capital
The Company’s capitalization at December 31, 2006 and September 30, 2007 was 25,000,000 authorized preferred shares with a par value of $1.00 per share and 100,000,000 common shares with no par value.

The holders of the Company’s common stock are entitled to one vote for each share held of record on all matters submitted to a vote of shareholders.  Holders of common stock are entitled to receive ratably such dividends, if any, as may be declared by the Board of Directors out of funds legally available.

The Company did not declare or pay any cash dividends during the past two years.  The Company has no present plans for the payment of any dividends.

Common Share Transactions

1.   During the nine months ended September 30, 2007 the Company:

(a)
Issued 425,000 common shares upon the exercise of warrants at an exercise price of $0.15 per share, 125,000 common shares upon the exercise of warrants at an exercise price of $0.16 per share and 1,818,182 common shares upon the exercise of warrants at an exercise price of $0.08 per share, for net proceeds of  $229,205; and

(b)
issued 3,750,000 units at $0.16 consisting of one common share and one half common share purchase warrant at $0.20 per unit for proceeds of $578,018, net of commissions of $21,982. The 2,812,500 common stock purchase warrants issued entitle the owner to purchase a common share of the Company at a price of $0.20 per share for a period of two years.

PIEDMONT MINING COMPANY, INC.
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
(unaudited)

NOTE 6:	CAPITAL STOCK (continued)

(c)	issued 105,634 shares of common stock at a fair value of $15,000 under the terms of certain mineral property option agreements.

2.	During the year ended December 31, 2006 the Company:

(a)
issued 357,143 common shares upon the exercise of warrants at an exercise price of $0.095 and 100,000 common shares upon the exercise of warrants at an exercise price of $0.13 per share   for net proceeds of $46,928;

(b)
issued 2,226,665 units consisting of one common share and one common share purchase warrant to accredited investors.  The common stock purchase warrants entitle the owners to purchase an equal number of shares at an exercise price range of $0.15 to $0.20 within one year. The units were sold at a range of $0.12 to $0.15 per unit, for net proceeds of $289,750;

(c)
issued 7,378,333 units consisting of one common share and one half common share purchase warrant at $0.15 per unit for proceeds of $1,022,310, net of  commissions of $88,540 and legal fees of $17,736. The 3,689,167 common stock purchase warrants issued entitle the holder to purchase a common share of the Company at a price of $0.26 per share for a period of two years. In lieu of an additional cash fee for this private placement, the Company issued a total of 737,834 broker warrants with the same terms; and

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

For options issued to service providers, the Company follows SFAS No. 123R, Accounting for Stock-Based Compensation, which requires recording the options at the fair value of the service provided.

At the time of issuance, the exercise price of all options granted was in excess of the market price of the stock.

The fair value of options issued during the nine months ended September 30, 2007 and 2006 was determined using the Black-Scholes option pricing model with the following assumptions:

	Nine months ended September 30, 2007	Nine months ended September 30, 2006
Risk-free interest rates	3.76% to 5.02%	4.43% TO 4.79%
Volatility factor	109%	100%
Estimated life of options, in years	3 to 5	3 to 5
Service period in years	1 to 3	1 to 3
Weighted average calculated value of options granted	$0.023	$0.032

Of the 450,000 stock options granted during the nine months ended September 30, 2007 and the 2,600,000 stock options granted during the year ended December 31, 2006, 850,000 vested in 2006; 983,333 vest in 2007; and the remainder vest in 2008 and 2009. The terms of these awards are three to five years. The fair value of these options was $81,200 at the 2006 grant date. Total compensation expense for the year ended December 31, 2006 equaled $123,367, which corresponds to the vesting schedule. As of September 30, 2007, the total compensation expense related to non-vested awards to be recognized in future periods is $159,634. This expense will be recognized ratably as the stock options vest on the anniversary dates of the grants during 2007, 2008 and 2009.

PIEDMONT MINING COMPANY, INC.
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
(unaudited)

NOTE 6:	CAPITAL STOCK (continued)

Stock-Based Compensation and Other Equity Transactions (continued)

Of the 2,925,000 stock options granted during the year ended December 31, 2005, 1,241,667 vested immediately; 841,667 vested on February 5, 2006, the first anniversary date; and 841,667 vested on February 5, 2007, the second anniversary date.

No options were exercised and no proceeds were received for either the nine months ended September 30, 2007 or the years ended December 31, 2006 and 2005.

Below is a summary of the stock option activity for the nine months ended September 30, 2007 and the year ended December 31, 2006:

	Number of
	Shares	Weighted
	Subject to	Average
	Options	Exercise Price
		$
Outstanding, December 31, 2005	3,425,000	0.236
Granted, February 8, 2006	1,200,000	0.230
Expired, April 13, 2006	(500,000)	0.300
Granted, June 16, 2006	1,150,000	0.250
Granted, December 28, 2006	250,000	0.270
Outstanding, December 31, 2006	5,525,000	0.233

Granted March 29, 2007	250,000	0.250
Granted July 3, 2007	200,000	0.250
Outstanding, September 30, 2007	5,975,000	0.227

		Weighted
	Nonvested	Average
	Options	Fair Value
Nonvested Options		$
Nonvested options, December 31, 2005	1,683,333	-
Granted, February 8, 2006	1,200,000	0.037
Granted, June 16, 2006	1,150,000	0.027
Granted, December 28, 2006	250,000	0.023
Vested	(1,691,666)	0.011
Nonvested options, December 31, 2006	2,591,667	0.020
Granted March 29, 2007	250,000	0.011
Granted July 2, 2007	200,000	0.010
Vested	(1,808,334)	0.013
Nonvested options September 30, 2007	1,233,333	0.190

PIEDMONT MINING COMPANY, INC.
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
(unaudited)

NOTE 6:	CAPITAL STOCK (continued)

Stock-Based Compensation and Other Equity Transactions (continued)

The following tables summarize information and terms of the options outstanding and exercisable:

Options Outstanding at December 31, 2006				Options Exercisable at December 31, 2006
		Weighted			Weighted
		Average			Average
Range of		Remaining	Weighted		Remaining	Weighted
Exercise	Number	Contractual	Average	Number	Contractual	Average
Prices	of Shares	Life (in years)	Exercise Price	of Shares	Life (in years)	Exercise Price
$ 0.20 – 0.27	5,525,000	3.99	$ 0.234	2,591,667	4.13	$ 0.251

Options Outstanding at September 30, 2007				Options Exercisable at September 30, 2007
		Weighted			Weighted
		Average			Average
Range of		Remaining	Weighted		Remaining	Weighted
Exercise	Number	Contractual	Average	Number	Contractual	Average
Prices	of Shares	Life (in years)	Exercise Price	of Shares	Life (in years)	Exercise Price
$ 0.20 – 0.27	5,975,000	3.40	$ 0.227	4,741,667	3.4	$ 0.232

Common Stock Purchase Warrants

Outstanding total warrants at September 30, 2007 were 9,233,298.  The exercise prices on all warrants range from $0.08 to $0.26 per share. The warrants are exercisable immediately upon issuance and the expiration dates range between one year and five years after the date of issuance.

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

PIEDMONT MINING COMPANY, INC.
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
(unaudited)

NOTE 6:	CAPITAL STOCK (continued)

Common Stock Purchase Warrants (continued)
A summary of the Company’s stock purchase warrants is presented below:

	Number of Warrants	Weighted average exercise price	Weighted average remaining life (years)
		$
Balance, December 31, 2005	3,098,290	0.09	1.30
Issued	6,653,666	0.22	-
Exercised	(457,143)	0.10	-
Expired	(166,667)	-	-
Balance, December 31, 2006	9,128,146	0.18	0.84
Exercised	(2,368,182)	015	-
Expired	(1,676,666)	-	-
Issued	4,150,000	0.23	2.18
Balance, September 30, 2007	9,233,298	0.23	1.62

NOTE 7:	INCOME TAXES

The Company has adopted FASB No. 109 for reporting purposes.  As of September 30, 2007, the Company had net operating loss carry forwards of approximately $13,867,181 that may be available to reduce future years’ taxable income.  These carry forwards will begin to expire, if not utilized, commencing in 2009.  Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry forwards.

The Company reviews its valuation allowance requirements on an annual basis based on projected future operations.  When circumstances change that causes a change in management’s judgment about the recoverability of future tax assets, the impact of the change on the valuation allowance is generally reflected in current income.

Income taxes are paid only to the United States government and applicable state governments. The Company’s deferred tax assets consist of the following:

	September 30, 2007	December 31, 2006
Deferred tax assets:
Federal 35%	$4,853,513	$4,664,861
State 7%	970,703	932,972
Total deferred tax asset	5,824,216	5,597,833
Less valuation allowance	(5,824,216)	(5,597,833)
Net deferred tax asset	$-	$-

A reconciliation of the provision (benefit) for income taxes with amounts determined by applying the statutory U.S. federal and state income tax rates to income before income taxes is as follows:

	September 30, 2007	December 31, 2006
Net loss before taxes	$(716,373)	$(1,140,612)
Federal and State Statutory rate	42%	42%
Expected tax recovery	(300,877)	(479,057)
(Decrease) increase in taxes resulting from:
Permanent differences	323	173
Non-deductible stock based compensation	74,046	51,814
Increase in valuation allowance	226,508	427,070
Income tax expense(benefit) from continuing operations	$-	$-
Effective income tax rate	0%	0%

PIEDMONT MINING COMPANY, INC.
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
(unaudited)

NOTE 7:	INCOME TAXES (continued)

As the criteria for recognizing future income tax assets have not been met due to the uncertainty of realization, a valuation allowance of 100% has been recorded for the current and prior year.

The deferred tax assets result from net operating loss carry-forwards. These losses will reverse either upon their utilization against taxable income or upon their statutory expiration.  Federal net operating loss carry-forwards of $13,867,181 and $13,328,174 remained at September 30, 2007 and December 31, 2006, respectively, and expire as follows:

Expiration	Net Operating Loss
2009	$2,126,000
2010	1,695,000
2011	2,958,000
2012	1,300,000
2017	778,000
2018	573,000
2019	336,000
2020	1,368,000
2021	202,000
2022	179,000
2023	171,545
2024	161,755
2025	462,759
2026	1,017,115
2027	539,007
$13,867,181

NOTE 8:	SUPPLEMENTAL CASH FLOW INFORMATION AND NONCASH INVESTING AND FINANCING ACTIVITIES

	Nine months ended September 30, 2007	Nine months ended September 30, 2006
	$	$
Interest paid	-	-
Income taxes paid	-	-
Common stock issued under the terms of option agreements	15,000	10,000

1.      During the nine months ended September 30, 2007 the Company issued 105,634 shares of common stock at a fair value of $15,000 under the terms of its mineral property option agreements.

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

Expenses for the Nine Month Period ending September 30, 2007 vs. September 30, 2006  and    the Three Month Period ending September 30, 2007 vs. September 30, 2006

Exploration, geological and geophysical costs decreased by $93,728, or (57.1%), to $70,346 for the three months ended September 30, 2007 as compared to $164,074 for the three months ended September 30, 2006.  The principal reason for this decrease was due to a decrease in exploration activity on various properties.

Exploration, geological and geophysical costs decreased by $368,467, or (67.6%), to $176,649 for the nine months ended September 30, 2007 as compared to $545,116 for the nine months ended September 30, 2006.  The principal reason for this decrease was due to decreased exploration activity on various properties.

Management fees increased by $52,489, or 218.7%, to $76,489 for the three months ended September 30, 2007 as compared to $24,000 for the three months ended September 30, 2006.  The principal reason for this increase was due to recording the expense of vested options.

Management fees increased by $161,300, or 166.8%, to $258,000 for the nine months ended September 30, 2007 as compared to $96,700 for the nine months ended September 30, 2006.  The principal reason for this increase was due to recording the expense of vested options.

For the three months ended September 30, 2007, Professional fees decreased $4,821, or (7.61)%, to $58,525 as compared to $63,346 for the three months ended September 30, 2006.  This change for the three month period is due to a decrease in accounting fees of $11,852 and an increase in legal fees of $7,031 related to the sale of stock through private placement and preparation of documents for the sale of units with warrants attached.

For the nine months ended September 30, 2007, Professional fees increased $37,131, or 34.5%, to $172,405 as compared to $135,274 for the nine months ended September 30, 2006.  This increase for the nine month period is due to accounting and legal fees related to the issuance of  2006 year end financial statements and filings that were not accrued.

Depreciation expense increased by $61, or 13.12%, to $526 for the three months ended September 30, 2007 as compared to $465 for the three months ended September 30, 2006.  The principal reason for this increase was the depreciation on additional office equipment

Depreciation expense increased by $491, or 50.9%, to $1,456 for the nine months ended September 30, 2007 as compared to $965 for the nine months ended September 30, 2006.  The principal reason for this increase was the depreciation on additional office equipment.

Liquidity and Financial Condition

Cash and Working Capital

We had an accumulated deficit of ($14,713,882) from our inception in 1983 to December 31, 2006, and an accumulated deficit of ($15,430,253) at September 30, 2007. We have no contingencies or long-term obligations except for our work commitments under our seven (7) option and earn-in agreements on our leased properties. All of these agreements can be terminated by us upon either 30 or 60 days notice.

We had a cash balance of $17,222 on December 31, 2006 and a cash balance of $152,432 on September 30, 2007.  For the nine month period ending September 30, 2007, we had net cash inflows of $135,211.

The cash flows used in operations for the nine-month period ended September 30, 2007 were $602,389 compared with $984,291 for the same period in 2006.  Cash flows used in operations for the nine-month period ended September 30, 2007 consisted primarily of a net loss of $716,373 offset by stock based compensation of $176,300, with changes in working capital assets and liabilities consisting of an increase in prepaid expenses of $37,086 and an increase in accounts payable and accrued liabilities of $26,686.

The cash flows used in investing activities for the nine month period ended September 30, 2007 were $69,622 compared to $87,957 for the same period in 2006. Cash flows used in investing activities consisted of lease payments of $68,333 on the Company’s mineral properties.

Net cash flows provided by equity financing activities were $807,222 versus $1,345,998 during the same period in 2006.  During the same period in 2006, the Company used $150,940 of proceeds realized on equity financings to repay convertible notes and related party advances.

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

We were and are committed to making certain exploration work expenditures, lease and option payments, and claims maintenance payments on properties signed at September 30, 2007 over the forthcoming 12 months period.

Bullion Mountain Project:
•
Required work expenditure by 9/30/07; $20,000 of which $34,458 has already been expended; In September, 2007, this agreement was amended and the time for completing the remaining work obligation was extended indefinitely.

•	Current claims maintenance: $2,808 has been paid.
•	Annual payment: $10,000 due in November, 2007.

Antelope Ridge:
•	Required work expenditure by 9/30/07: $120,000, of which $144,732 has already been expended; a $100,000 drill program commenced in October 2007.
•	Current claims maintenance: $6,824 has been paid.
•	Annual payments: $15,000 in cash and $15,000 in Common Stock; were made in April, 2007.

Dome HiHo Project:
•	Required work expenditure by 9/30/07: $360,000, of which $384,155 has already been expended; another drill program was conducted in October, 2007 and is expected to have cost an additional $100,000.
•	Current claims maintenance: $6,297 has been paid.
•	Annual payments: $28,333, which have been paid.

Trinity Silver Project:
•	Required work expenditure: $75,000, of which $396,881 has already been expended. The second drill program was completed in October, 2007 and is expected to have cost approximately $215,000.
•	Current claims maintenance: $9,443 has been paid.
•	Annual payments: $0.

Pasco Canyon Gold Project:
•	Required work expenditure by 9/30/07; $50,000, of which $44,802 has already been completed. Further work postponed pending receipt of drill permit from U.S. Forest Service.
•	Current claims maintenance: $3,000 has been paid.
•	Annual payments; $0.

 Dutch Flat Gold Project:
•	Required work expenditure of $200,000 required by July, 2007, of which $194,609 was expended at September 30, 2007 and $46,000 on October 2, 2007.
•	Current claims maintenance; $24,139 has been paid.
•	Annual payments; $0.

 PPM Miranda Gold Project:
•	Required work expenditure for first year; $175,000, of which $60,082 has already been expended.
•	Current claims maintenance: $5,878 has been paid.
•	Annual payments; $0.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In February, 2007, 550,000 common shares were issued on exercise of warrants at $0.15 and $0.16 to net proceeds of $83,750.

In May, 2007, 1,250,000 common shares were sold at $0.16 per share with net proceeds of $178,018.

In June, 2007, 625,000 common shares were sold at $0.16 per share with proceeds of $100,000.

In July, 2007, 1,875,000 common shares were sold at $0.16 per share with proceeds of $300,000.

In August, 2007, 1,818,182 common shares were issued on exercise of warrants at $0.08 to net proceeds of $145,455. In October, 2007 656,298 common shares were issued on exercise of warrants at $0.08 per share to net proceeds of $52,504.

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

PIEDMONT MINING COMPANY, INC., a North Carolina Corporation
Dated November 13, 2007	/s/ Robert M. Shields, Jr.
By: Robert M. Shields, Jr. Its: Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)