Form 10KSB
period 2007-12-31
Piedmont Mining Company, Inc.
filed 2008-03-31
CIK 1366826

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 333-135376

PIEDMONT MINING COMPANY, INC.
(Exact Name of Registrant as Specified in Its Charter)

North Carolina	56-1378516
(State or Other Jurisdiction	(I.R.S. Employer Identification
Of Incorporation or Organization)	Number)

18124 Wedge Parkway, Suite 214, Reno, Nevada	89511
(Address of Principal Executive Offices)	(Zip Code)

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

The Registrant’s revenue for the year-end December 31, 2007 was $0.

As of March 27, 2008, the aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant was approximately $11,531,410. based on the average bid and asked price of the registrant’s common stock as reported on the OTC Bulletin Board under the symbol “PIED”.

The number of shares of the issuer’s common stock outstanding as of March 28, 2008 was 63,192,312.

DOCUMENTS INCORPORATED BY REFERENCE

1. Portions of the Proxy Statement for the 2008 Annual Meeting of Stockholders (Part III)

Transitional Small Business Disclosure Format (check one)  ☐ Yes  No ☑

PIEDMONT MINING COMPANY, INC.

FORM 10-KSB INDEX

PART I

ITEM 1. DESCRIPTION OF BUSINESS

Forward-Looking Statements and Associated Risks. This Report contains forward-looking statements. Such forward-looking statements include statements regarding, among other things, (a) our estimates of mineral reserves and mineralized material, (b) our projected sales and profitability, (c) our growth strategies, (d) anticipated trends in our industry, (e) our future financing plans, (f) our anticipated needs for working capital, (g) our lack of operational experience and (h) the benefits related to ownership of our common stock. Forward-looking statements, which involve assumptions and describe our future plans, strategies, and expectations, are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend,” or “project” or the negative of these words or other variations on these words or comparable terminology. This information may involve known and unknown risks, uncertainties, and other factors that may cause our actual results, performance, or achievements to be materially different from the future results, performance, or achievements expressed or implied by any forward-looking statements. These statements may be found under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business,” as well as in this Report generally. Actual events or results may differ materially from those discussed in forward-looking statements as a result of various factors, including, without limitation, the risks outlined under “Risk Factors” and matters described in this Report generally. In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this Report will in fact occur as projected.

Overview of Business

Piedmont Mining Company, Inc. (herein after the “Company” or “Piedmont”) is a North Carolina corporation formed in 1983.  From our inception until mid-1992, we were engaged in the exploration for, and production of, gold and other precious metals and the evaluation of gold properties in North and South Carolina.  From 1983 we were engaged in exploration and from early 1985 until May 1992, we were also engaged in the mining and production of gold and silver at our Haile Mine Property near Kershaw, South Carolina.  In May 1992, we entered into a joint venture at our Haile Mine Property with Amex Gold, Inc. (“AGI”).  Our operations ceased at the Haile Mine Property in 1994.    We did not again become engaged in exploration activities until 2004, when we relocated our principal place of business to Reno, Nevada.  Since October 2003, we have been an exploration stage company engaged in the acquisition and exploration of mineral properties.  We have now entered into option and earn-in agreements on seven (7) different exploration properties in the state of Nevada.  Our plan is to conduct exploration for gold and silver at each of these properties to assess whether they possess economic deposits of gold and/or silver, which can be recovered at a profit.  We do not intend to build an exploration staff, but rather to joint venture our projects with competent exploration groups who can manage the exploration activities with our funding, although in some cases we may conduct exploration on our own using contractors.  We do not know whether a commercially viable ore body will be located on any of our mineral claims or leased properties. Our current plans are limited to exploration in the state of Nevada.

Our directors and officer are individuals with prior experience in gold and silver exploration, development and operations.  Our directors and officer team has in excess of 160 years of combined experience with gold and silver exploration, development and mining.  We believe that we have assembled a highly qualified group of individuals with extensive experience in this sector.

In the state of Nevada, there are five (5) types of land that can be available for exploration, development and mining: public lands, private fee lands, unpatented mining claims, patented mining claims, and tribal lands. The primary sources of land for exploration and mining activities are lands owned by the United States Federal government, through the Bureau of Land Management and the United States Forest Service, land owned by state governments, tribal governments and individuals, or land obtained from entities who currently hold title to or lease government and private lands.

If mineralized material is found on any of our exploration properties and production is warranted, but we do not have adequate working capital to do so, we may have to sell additional shares of Common Stock or borrow money to finance the cost of development. We may not have the working capital to commence profitable mining operations on any of our properties if economically viable gold and/or silver reserves were located on them, and equity or debt financings may not provide us with the additional working capital necessary to continue operations.

We maintain a worldwide web site at http://www.piedmontmining.com.  The reference to our worldwide web address does not constitute incorporation by reference into this report of information contained at that site.

Our stock is quoted on the Over-the-Counter (OTC) Bulletin Board under the symbol “PIED”.

Competition

We compete with other mining and exploration companies, many of which possess greater financial resources and technical facilities than we do, in connection with the acquisition of suitable exploration properties and in connection with the engagement of qualified personnel. The gold and silver exploration and mining industry is fragmented, and we are a very small participant in this sector. Many of our competitors explore for a variety of minerals and control many different properties around the world. Many of them have been in business longer than we have and have established more strategic partnerships and relationships and have greater financial accessibility than we have.

There is significant competition for gold and silver exploration properties and, as a result, we may be unable to continue to acquire interests in attractive gold and silver mineral exploration properties on terms we consider acceptable.

While we compete with other exploration companies in acquiring suitable properties, we believe that there would be readily available purchasers of gold and/or silver and other precious metals if they were to be produced from any of our leased properties. The wholesale purchase of precious metals can be affected by a number of factors beyond our control, including:

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

ITEM 2. DESCRIPTION OF PROPERTIES

The following describes our seven (7) exploration properties, and an eighth exploration property for which we have signed a letter of intent, in Nevada.

1. Antelope Ridge Silver/Gold Project - Eureka County, Nevada

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

In April 2005, we entered into a ten (10) year Lease Agreement with Option to Purchase with GeoCorp and Mountain Gold Exploration Inc. (collectively, the “Property Owners”).  Upon executing the agreement, we made a cash payment to the Property Owners in the amount of $10,000 and also issued to the Property Owners 100,000 shares of our restricted Common Stock.  We also reimbursed the Property Owners for $4,406 of claims related costs that are creditable against the first year’s work commitment.  The first year’s work commitment of $20,000 on this property was completed in 2005. Work commitment expenditure requirements are $100,000 in both the second and third lease years. After the third year there are no further work commitments.

The first anniversary lease payment of $5,000 in cash and $5,000 of our Common Stock (21,739 shares) to each of the two Property Owners was made in April 2006.  The second anniversary lease payment of $7,500 in cash and $7,500 of our Common Stock to each of the two Property Owners was made in  April 26, 2007.  Annual lease payments escalate to $10,000 per year in cash and $10,000 per year in our Common Stock to each of the two Property Owners in the third lease year and in each lease year thereafter. All lease payments are creditable against the purchase option price of $1,000,000. The lease also provides for a three percent (3%) Net Smelter Returns royalty to the Property Owners, in the event of any production from the property, of which two (2) percentage points may be bought down prior to the commencement of production from the property.

We completed a program of detailed geologic mapping and sampling and then a biogeochemical sampling program in late 2005.  Maps were then constructed and a drilling program was designed based on the results of these investigations.  A drill program totaling about 3,500 feet was completed in October and November of 2007.  Assays are still pending.

As of December 31, 2007 the Company has made lease and option payments totaling $68,500 and has incurred $178,873 in exploration costs with respect to this property.  We may terminate this agreement at any time upon 60 days notice.

We do not know whether we will succeed in locating an economic mineral deposit on this property.

2. Dome - HiHo Gold Project - Lander County, Nevada

The Dome – HiHo Gold Project (“Dome-HiHo”) is located in Lander County, Nevada, about 35 miles southeast of the town of Winnemucca and about 13 miles south of Valmy on U.S. Interstate Highway 80.  The property is accessed on the west side from U.S. Interstate Highway 80 via a well-maintained dirt road.

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

This property is in an area of exploration activity dating back to the early 1800s, but records of modern exploration date only to 1981 when the claims were first staked.  In 1987, the WX syndicate drilled nine (9) rotary drill holes totaling 2,100 feet, and in 1988 Billiton drilled three holes.  In 1989 and 1990, Bow Valley Mining Company drilled ten (10) shallow air-track drill holes and ten (10) reverse circulation holes totaling 1,920 feet.  In 1996, Hemlo Gold Mines drilled five reverse circulation holes totaling 2,392 feet.  This drilling intersected short intervals of low-grade gold mineralization along the range-front structure and also along the NNW trending Mill Canyon zone on the Dome claims. After optioning the property in 2003, detailed mapping and sampling by Toquima Minerals US Inc. (“Toquima”) was completed and then in 2005 we identified new gold targets on previously unexplored areas of the property. In late 2005, we conducted a 14 hole reverse circulation drill program totaling 5,315 feet of drilling in the northern part of the HiHo claims.  Eight (8) of these drill holes intersected significant intervals of gold mineralization.  The two (2) best holes reported intercepts of 25 feet of 0.014 ounces per ton gold and 30 feet of 0.024 ounces per ton of gold, including a ten (10) foot intercept of 0.045 ounces of gold per ton.   Based upon these results, we negotiated a three (3) year amendment to our underlying option to purchase the 20 HiHo claims (see below) and commenced detailed mapping and assaying of the 24 Dome claims in April and May of 2006. A second drill program consisting of 5 angle holes and totaling 2,400 feet was conducted in October and November of 2007.  Assays are still pending.

We entered into a five (5) year Exploration and Option to Enter Joint Venture Agreement with Toquima on August 16, 2005, with an effective date of April 26, 2005.  Upon executing the agreement, we made a cash payment to Toquima in the amount of $21,000 and also issued to Toquima 200,000 shares of our restricted Common Stock.   In March of each year, we must pay Toquima $10,000 in cash and make the underlying lease payments until we have either earned our 51% interest in the property and entered into a joint venture with Toquima or terminated the agreement. We have completed the first year’s work expenditure requirement and paid Toquima the required March 2006 lease payment.  In each of the remaining four lease years, work commitment expenditures total $180,000, $400,000, $500,000 and $540,000. We will have earned a 51% interest in the project upon expending a total of $2,000,000 in exploration expenditures and property and claims maintenance fees by March 1, 2010.

In April 2006, we signed an amendment extending, until April 13, 2009, the underlying option to purchase the 20 unpatented HiHo claims.  Instead of making the required payment of $200,000 to exercise the option by April 13, 2006, we signed an Amendment in April and paid the underlying optionee $10,000.  In order to maintain this option, we paid the optionee an additional $10,000 in April, 2007 and an additional $20,000 must be paid by April 13, 2008.  These payments are creditable against the option exercise price of $200,000.  This amendment also grants the underlying optionee a one percent (1%) net smelter return royalty on the 24 Dome claims.

We do not know whether we will locate an economic mineral deposit on this property.

3. Trinity Silver Project - Pershing County, Nevada

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

As was announced by AuEx Ventures, Inc., the parent company of AuEx, we commenced an initial drilling program on this property at the end of April 2006 and completed 3,712 feet of drilling in mid-June.  This completes more than the first two (2) years of our required exploration work expenditure for the project.   The core from this drilling was assayed and a second drill program consisting of 17 holes was then designed and conducted in October 2007.   These results confirm the continuation of silver mineralization beneath the old Trinity Silver pit and along trend.  Several holes showed grades in excess of 2 ounces per ton.  In addition, these silver intercepts also contain lead and zinc values ranging from about 0.20% to about 2.0% on a combined basis.  These and previous drill results are being studied and a silver resource computation is underway.  As of December 31, 2007, the Company had made lease payments totaling $10,000 and had incurred $610,202 in exploration and property maintenance costs on this property.

We entered into a five (5) year Exploration and Development Agreement with AuEx on September 16, 2005.  Upon executing the agreement, we made a cash payment to AuEx in the amount of $10,000.  We must expend at least $75,000 on exploration during the first year of the agreement. In the second year, we must expend a further $125,000 on exploration. We have now completed both the first and second year’s work commitment, and a total of more than $610,000 has been expended on exploration on the Trinity Silver Property by the Company to date.  A total of $1,000,000 must be expended on exploration and development within the first three (3) years to earn a 25% interest in the property and the project. We may then elect to expend an additional $1,000,000 prior to the fifth anniversary of the effective date of the agreement to earn a 51% interest. At that point, we may elect to enter into a joint venture with AuEx or expend a further $2,000,000 on exploration and development to earn a 60% interest in the project and then enter into a joint venture with AuEx. Prior to the third anniversary, we may purchase the entire property from Newmont for $500,000, or for $1,000,000 after that date (such payment by us would be creditable against its earn-in requirements), subject to certain clawback provisions by Newmont and a sliding scale royalty that increases to five percent (5%) at silver prices above $10 per ounce. This royalty may be reduced by one percentage point under certain conditions. We may terminate our agreement with AuEx on 30 days notice.

We do not know whether we will succeed in locating an economic mineral deposit on this property.

4. Bullion Mountain Gold Project - Lander County, Nevada

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

We entered into a ten-year Lease Agreement with Option to Purchase with Nevada Eagle Resources (“NER”) on March 1, 2006, effective November 11, 2005.  Upon executing the agreement, we made a cash payment to NER in the amount of $5,000 and also reimbursed NER for $2,274 of claims holding fees. The same amount is due to NER on the first anniversary of the agreement, $10,000 in cash on the second anniversary, and $15,000 in cash at the beginning of each successive lease year after that.  Work commitment expenditures are $20,000 during the first lease year and $50,000 in the second lease year, and in addition we are required to pay all property maintenance costs while the agreement is in effect. The first year’s work commitment has been completed.  During the term of the agreement, we may purchase the property for $500,000, subject to a three percent (3%) Net Smelter Returns royalty on production from the property. Two (2) of the three (3) royalty points may be purchased for $1,000,000 each. All lease and claims and property maintenance payments and all work expenditure requirements and all other expenditures made for the benefit of the property by us would be deducted from this purchase price. We have the right to terminate this agreement at any time upon 60 days notice.

As of December 31, 2007, the Company had made lease payments totaling $20,000 and has incurred  $24,458 in exploration costs.

On September 12, 2007, a ‘First Amendment to Mining Lease’ was signed extending the time for completing the required work obligation indefinitely to accommodate the Company’s efforts to consolidate its property position with those of adjacent property owners.  Costs would be funded by the sale of common stock and warrants.

We do not know whether we will succeed in locating an economic mineral deposit on this property.

5. Pasco Canyon Gold Project - Nye County, Nevada

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

This property is located at the junction of two calderas, within the Toquima Caldera Complex.  No claims had ever been filed on this property prior to its staking by AuEx in 2003.  Two (2) holes were drilled by NDT Ventures, Ltd. in 2004, but they tested only the most accessible east fringe of the property to a depth of only about 600 feet.  We have  completed detailed geologic mapping and have submitted to the United States Forest Service a plan for road building and drilling.  We currently anticipate receiving the permit within the next several months and then drilling two reverse circulation holes to approximately 1,200 feet or more following receipt of the drilling permit from the U.S. forest Service.

We entered into a five (5) year Option Agreement with AuEx on February 14, 2006.  Upon executing the agreement, we made a cash payment to AuEx in the amount of $10,000.  We must pay all the claims maintenance fees and expend at least $50,000 in exploration expenditures during the first year; $100,000 during the second year; $200,000 during the third year; $200,000 during the fourth year and $450,000 during the fifth year of the Option Agreement to earn a 60% interest in the property and the project, subject to a one percent (1%) Net Smelter Returns royalty which would be payable to the two (2) principals of AuEx. We may terminate this agreement at any time after the first year upon 30 days notice. Upon achieving an undivided 60% interest, we will then form a joint venture and we would be the operator of the joint venture.  On September 17, 2007 the Company was granted an ‘Agreement for Extension’ until July 14, 2008 to complete the work obligation.

As of December 31, 2007, the Company had made an initial payment of $10,000 and has incurred $39,366 in exploration costs.

We do not know whether we will succeed in locating an economic mineral deposit on this property.

6. Dutch Flat Gold Project - Humboldt County, Nevada

The Dutch Flat gold project is located 19 miles northeast of the town of Winnemucca and 15 miles north of Golconda in Humboldt County, Nevada (“Dutch Flat”).  The property is accessed on the west side from Dutch Flat Road, a well maintained paved/dirt road.  Heavy trucks can access the site by Dutch Flat Road, which connects to state Highway 95 and to U.S. Interstate Highway I-80 at Winnemucca.

Dutch Flat consists of 114 unpatented mining claims that are located at the northern end of the Battle Mountain – Eureka Trend and, at the southwest end of the Hot Springs Range.  The host rocks are shales and feldspathic sandstones of the Cambrian Harmony Formation, which have been intruded by a younger, possibly Cretaceous age, granodiorite stock.  The sedimentary rocks have been metamorphosed to hornfels with quartz veinlets at the contact with the intrusive.

Gold production of $211,276 is recorded from this district prior to 1950.  Mercury production from 1936 to 1957 is recorded at 1,098 flasks.  AGI explored this district from 1982 to 1988.  They drilled 49 rotary holes totaling 14,381 feet with Brican Resources Ltd. between 1985 and 1988 and discovered a low-grade gold resource in the property.

Cordex Exploration Co. (“Cordex”) and Columbus Gold (U.S.) Corporation (“Columbus”) have consolidated and extended this claim position in recent years.  They have also completed geologic mapping and sampling of the property and assembled the data and reports from previous exploration. A ground magnetic survey of the property has been completed and a shallow reverse circulation drilling program of about 2,550 feet was conducted on the property last fall.  Based on the results of this shallow drilling program, a second drilling program consisting of 24 angled reverse circulation drill holes totaling 10,280 feet was conducted in October 2007.  These holes were drilled to depths of from 245 to 820 feet.  All but 4 of these holes encountered at least 10 feet of low grade gold.  The two best intercepts were 145 feet averaging 0.021 ounces of gold per ton and 160 feet averaging 0.011 ounces of gold per ton.  The mineralization is still open to the north and to the south.  As of December 31, 2007, the Company had made the initial payment of $35,000 and incurred $445,444 in exploration costs with respect to this property.

We entered into a five (5) year Exploration Agreement With Option To Form Joint Venture with Columbus on July 2, 2006.  Upon executing the agreement, we made a cash payment of $35,000.  In accordance with the agreement we must expend at least $200,000 in exploration expenditures during the first year; $300,000 during the second year; and $500,000 during each of the third, fourth and fifth years of the agreement.   Except for the initial $35,000 cash payment, all payments made by us for the benefit of the project shall be credited towards the work expenditure requirements, including payment of the annual claims maintenance fees.  More than $445,000 has been expended by the Company on exploration at Dutch Flat to date.  We shall have the right to appoint the operator of the exploration work program at the commencement of each agreement year and we have appointed Columbus, which will utilize the services and expertise of Cordex, to operate the exploration work program for the first year of the agreement.  Upon completion of the $2,000,000 in exploration expenditures over the five (5) year period, we shall have earned a 51% interest in the property.  We can then elect to (i) earn an additional 19% interest by funding a positive feasibility study for the project, or (ii) form a 51% joint venture with Columbus.  We would be the operator of the joint venture.  We may terminate this agreement at any time after the first year upon 30 days notice.

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

7. PPM Gold  Project - Humboldt County, Nevada

In April, 2007, the Company signed an “Exploration Agreement with Option to Form Joint Venture” (the “Exploration Agreement”) with Miranda US, Inc., a wholly-owned subsidiary of Miranda Gold Corp. (“Miranda”), a Canadian corporation listed on the TSX Venture Exchange.

The PPM Gold Project is located at the north end of the Battle Mountain-Eureka gold trend on the west flank of the Hot Springs mountains and about 30 miles north of the town of Winnemucca. This property now consists of 102 unpatented claims.  The property overlies a northeast striking fault system that intersects biogeochemical gold-in sagebrush anomalies near the margin of an inferred buried intrusive and adjacent to a sediment hosted mercury district. Such mercury occurrences are frequently closely associated with sediment hosted gold systems in Nevada.  Further gold and mercury in sagebrush survey were conducted in late 2007 and have further refined drill targets.  It is currently planned to conduct the first drill program this spring.

Under the terms of the Exploration Agreement, the Company has an option to earn a 55% interest in 44 mining claims, located in Humboldt County, Nevada by incurring $1,750,000 in exploration work during a five year period as follows:
(i)	paying $25,000 within 30 days of the effective date of the Exploration Agreement (paid);
(ii)	incurring at least $175,000 in exploration work during the first year of the Exploration Agreement;
(iii)	incurring an additional $200,000 in exploration work during the second year;
(iv)	incurring an additional $300,000 in exploration work during the third year;
(v)	incurring an additional $425,000 in exploration work during the fourth year; and
(vi)	incurring an additional $650,000 in exploration work during the fifth year.

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

The Company made an initial payment of $25,000 on signing and has incurred $51,992 in exploration costs with respect to the PPM Gold Project as of December 31, 2007.

We do not know whether we will succeed in locating an economic mineral deposit on this property.

8. Willow Creek Gold Project - Elko County, Nevada

A Letter of Intent was signed with Carlin Gold Corporation on the Willow Creek property on November 12, 2007 and an initial payment of $10,000 was made on signing the Letter of Intent.  The terms for a final agreement have not yet been completed.

We do not know whether we will succeed in locating an economic mineral deposit on this property.

The following is a map highlighting the location of our leased properties:

ITEM 3. LEGAL PROCEEDINGS

We are not aware of any pending or threatened legal proceedings against us.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The annual meeting of shareholders of the Company was held on December 4, 2007.  The shareholders voted, either in person or by proxy, on the following proposals.  The directors listed below were elected, and three of the other four proposals submitted to a vote of the shareholders were approved.  The proposal to approve the Agreement and Plan of Merger to reincorporate from the State of North Carolina to the State of Nevada did not obtain the required sixty-six and two thirds percent (66 2/3%) of the outstanding shares vote.  The results of the shareholder vote as follows:

1	The following five directors were elected to hold office for one-year terms or until their successors are elected and qualified:

	Votes For	Votes Against or Withheld	Total Voted

Robert M. Shields, Jr.	48,247,630	1,371,818	49,619,448
Lewis B. Gustafson	48,247,630	1,371,818	49,619,448
Ian C. MacDonald	48,363,280	1,256,168	49,619,448
John Phelps “Pete” Ingersoll, Jr.	48,363,630	1,255,818	49,619,448
Ralph W. Kettell, II	48,363,630	1,255,818	49,619,448

2.	To approve the Agreement and Plan of Merger to reincorporate from the State of North Carolina to the State of Nevada:

For	32,570,532
Against	252,091
Abstain	16,796,825

3.
To approve an amendment to the Company’s Articles of Incorporation to increase the number of authorized shares from 125,000,000 shares to 250,000,000 shares consisting of 200,000,000 shares of common stock and 50,000,000 shares of preferred stock.

For	30,234,863
Against	2,575,369
Abstain	16,809,216

4.
To approve an amendment to the Company’s Articles of Incorporation to reduce the number of shares required to constitute a quorum to transact business from a majority to one-third of the outstanding shares.

For	29,987,223
Against	2,799,166
Abstain	16,833,059

5.	To approve the Board of Directors appointment of Dale Matheson Carr-Hilton LaBonte LLP as our independent registered public accounting firm for our fiscal year 2007.

For	48,246,304
Against	74,993
Abstain	1,298,151

PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

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

Year 2007	High	Low
First Quarter	$0.24	$.0.12
Second Quarter	$0.19	$0.08
Third Quarter	$0.38	$0.14
Fourth Quarter	$0.37	$0.23

Year 2006	High	Low
First Quarter	$0.27	$0.09
Second Quarter	$0.29	$0.15
Third Quarter	$0.24	$0.12
Fourth Quarter	$0.24	$0.12

On December 31, 2007, the closing price of our common stock as reported on the Bulletin Board was $0.30 per share. On December 31, 2007, we had more than 1,400 holders of our common stock and 63,063,774 shares of our common stock were issued and outstanding. More than 33,000,000 of our shares are held in brokerage accounts.

Dividends

We have not paid any dividends on our common stock and do not anticipate paying any cash dividends in the foreseeable future. We intend to retain any earnings to finance the growth of the business. We cannot assure you that we will ever pay cash dividends.

Recent Sales Of Unregistered Securities

On February 7, 2007, we issued 295,000 shares of our Common Stock upon the exercise of certain warrants issued as part of a private placement transaction on February 4, 2006. The exercise price of the warrants was $0.15, which resulted in gross proceeds to us in the amount of $44,250. The sales and issuances of Common Stock and warrants to purchase Common Stock in the private placements listed above were made by us in reliance upon the exemptions from registration provided under Section 4(2) and 4(6) of the Securities Act and Rule 506 of Regulation D, promulgated by the SEC under federal securities laws and comparable exemptions for sales to “accredited” investors under state securities laws.  The offers and sales were made to accredited investors as defined in Rule 501(a) under the Securities Act, no general solicitation was made by us or any person acting on our behalf; the securities sold were subject to transfer restrictions, and the certificates for those shares contain an appropriate legend stating that they have not been registered under the Securities Act and may not be offered or sold absent registration or pursuant to an exemption therefrom.

On February 10, 2007, we issued 130,000 shares of our Common Stock upon the exercise of certain warrants issued as part of a private placement transaction on February 7, 2006. The exercise price of the warrants was $0.15, which resulted in gross proceeds to us in the amount of $19,500. The sales and issuances of Common Stock and warrants to purchase Common Stock in the private placements listed above were made by us in reliance upon the exemptions from registration provided under Section 4(2) and 4(6) of the Securities Act and Rule 506 of Regulation D, promulgated by the SEC under federal securities laws and comparable exemptions for sales to “accredited” investors under state securities laws.  The offers and sales were made to accredited investors as defined in Rule 501(a) under the Securities Act, no general solicitation was made by us or any person acting on our behalf; the securities sold were subject to transfer restrictions, and the certificates for those shares contain an appropriate legend stating that they have not been registered under the Securities Act and may not be offered or sold absent registration or pursuant to an exemption therefrom.

On February 15, 2007, we issued 125,000 shares of our Common Stock upon the exercise of certain warrants issued as part of a private placement transaction on February 4, 2006. The exercise price of the warrants was $0.16, which resulted in gross proceeds to us in the amount of $20,000. The sales and issuances of Common Stock and warrants to purchase Common Stock in private placements listed above were made by us in reliance upon the exemptions from registration provided under Section 4(2) and 4(6) of the Securities Act and Rule 506 of Regulation D, promulgated by the SEC under federal securities laws and comparable exemptions for sales to “accredited” investors under state securities laws.  The offers and sales were made to accredited investors as defined in Rule 501(a) under the Securities Act, no general solicitation was made by us or any person acting on our behalf; the securities sold were subject to transfer restrictions, and the certificates for those shares contain an appropriate legend stating that they have not been registered under the Securities Act and may not be offered or sold absent registration or pursuant to an exemption therefrom.

On April 26, 2007, pursuant to the terms of the Mining Lease with Option to Purchase with Mountain Gold Exploration Inc. and GeoCorp, we issued 52,817 shares of Common Stock to each of Mountain Gold Exploration Inc. and GeoCorp.  The shares of Common Stock were issued by us in reliance on Section 4(2) of the Securities Act  promulgated by the SEC under federal securities laws and comparable exemptions under state securities laws and the certificates for those shares contain an appropriate legend stating that they have not been registered under the Securities Act and may not be offered or sold absent registration or pursuant to an exemption therefrom.

On May 8, 2007, we completed a private placement offering of 1,250,000 Units, consisting of one share of our Common Stock (the “Shares”) and one half share of a Common Stock Purchase Warrant (the “Warrants”) at a price of $0.16 per Unit for a gross total of $200,000 less commissions paid of $21,982 for net proceeds of $178,018.  The Warrants are exercisable for a period of two years and shall entitle the holder to purchase one half of one share of Common Stock (the “Warrant Shares”) for $0.20 per Warrant Share.  In connection with the private placement, on August 2, 2007, we granted a five year Warrant to purchase 187,500 shares of our Common Stock at $0.16 per share to the placement agent engaged for the private placement offering.   The sales and issuances of Common Stock and warrants to purchase Common Stock in this private placement were made by us in reliance upon the exemptions from registration provided under Section 4(2) and 4(6) of the Securities Act and Rule 506 of Regulation D promulgated by the SEC under federal securities laws and comparable exemptions for sales to “accredited” investors under state securities laws.  The offers and sales were made to accredited investors as defined in Rule 501(a) under the Securities Act, no general solicitation was made by us or any person acting on our behalf except by the placement agent referenced above which was a registered broker-dealer in such applicable jurisdictions; the securities sold were subject to transfer restrictions, and the certificates for those shares contain an appropriate legend stating that they have not been registered under the Securities Act and may not be offered or sold absent registration or pursuant to an exemption therefrom.

On June 20, 2007, we completed a private placement offering of 625,000 Units, consisting of one share of our Common Stock (the “Shares”) and one half share of a Common Stock Purchase Warrant (the “Warrants”) at a price of $0.16 per Unit for proceeds of $100,000.  The Warrants are exercisable for a period of two years and shall entitle the holder to purchase one half of one share of Common Stock (the “Warrant Shares”) for $0.20 per Warrant Share.  The sales and issuances of Common Stock and Warrants to purchase Common Stock in this private placement were made by us in reliance upon the exemptions from registration provided under Section 4(2) and 4(6) of the Securities Act and Rule 506 of Regulation D promulgated by the SEC under federal securities laws and comparable exemptions for sales to “accredited” investors under state securities laws.  The offers and sales were made to accredited investors as defined in Rule 501(a) under the Securities Act, no general solicitation was made by us or any person acting on our behalf; the securities sold were subject to transfer restrictions, and the certificates for those shares contain an appropriate legend stating that they have not been registered under the Securities Act and may not be offered or sold absent registration or pursuant to an exemption therefrom.

In July, 2007, we completed a private placement offering of 1,875,000 Units, consisting of one share of our Common Stock (the “Shares”) and one share of a Common Stock Purchase Warrant (the “Warrants”) at a price of $0.16 per Unit for proceeds of $300,000.  The Warrants are exercisable for a period of two years and shall entitle the holder to purchase one share of Common Stock (the “Warrant Shares”) for $0.20 per Warrant Share.  The sales and issuances of Common Stock and Warrants to purchase Common Stock in this private placement were made by us in reliance upon the exemptions from registration provided under Section 4(2) and 4(6) of the Securities Act and Rule 506 of Regulation D promulgated by the SEC under federal securities laws and comparable exemptions for sales to “accredited” investors under state securities laws.  The offers and sales were made to accredited investors as defined in Rule 501(a) under the Securities Act, no general solicitation was made by us or any person acting on our behalf; the securities sold were subject to transfer restrictions, and the certificates for those shares contain an appropriate legend stating that they have not been registered under the Securities Act and may not be offered or sold absent registration or pursuant to an exemption therefrom.

On July 3, 2007, we granted three year Warrants to purchase 550,000 shares of Common Stock at $0.25 per share and 500,000 shares of Common Stock at $0.40 per share to various individuals in recognition of their introductions to the Company resulting in completed private placement offerings. The issuances of these Warrants were made by us in reliance upon the exemptions from registration provided under Section 4(2) and 4(6) of the Securities Act and Rule 506 of Regulation D promulgated by the SEC under federal securities laws and comparable exemptions for sales to “accredited” investors under state securities laws.  The offers and issuances were made to accredited investors as defined in Rule 501(a) under the Securities Act, no general solicitation was made by us or any person acting on our behalf and the Warrants issued were subject to transfer restrictions which contain an appropriate legend stating that they have not been registered under the Securities Act and may not be offered or sold absent registration or pursuant to an exemption therefrom.

On August 5, 2007, we issued 1,818,182 shares of our Common Stock upon the exercise of certain warrants issued as part of a private placement transaction on August 6, 2005.  The exercise price of the warrants was $0.08, which resulted in gross proceeds to us in the amount of $145,455. The issuance of Common Stock was made by us in reliance upon the exemptions from registration provided under Section 4(2) and 4(6) of the Securities Act and Rule 506 of Regulation D, promulgated by the SEC under federal securities laws and comparable exemptions for sales to “accredited”  investors under state securities laws.  The original sale of the warrants in the private placement was made to accredited investors as defined in Rule 501(a) under the Securities Act, no general solicitation was made by us or any person acting on our behalf, the securities sold were subject to transfer restrictions, and the certificates for those securities  contain an appropriate legend stating that they have not been registered under the Securities Act and may not be offered or sold absent registration or pursuant to an exemption therefrom.

On September 4, 2007, we granted two year Warrants to purchase 100,000 shares of Common Stock at $0.35 per share to various individuals as inducement to extinguish certain demand registration rights.  The issuances of these Warrants was made by us in reliance upon the exemptions from registration provided under Section 4(2) and 4(6) of the Securities Act and Rule 506 of Regulation D promulgated by the SEC under federal securities laws and comparable exemptions for sales to “accredited” investors under state securities laws.  The offers and issuances were made to accredited investors as defined in Rule 501(a) under the Securities Act, no general solicitation was made by us or any person acting on our behalf and the Warrants issued were subject to transfer restrictions which contain an appropriate legend stating that they have not been registered under the Securities Act and may not be offered or sold absent registration or pursuant to an exemption therefrom.

On October 17, 2007, we issued 656,298 shares of our Common Stock upon the exercise of certain warrants issued as part of a private placement transaction on October 15, 2005.  The exercise price of the warrants was $0.08, which resulted in gross proceeds to us in the amount of $52.504  The issuance of Common Stock was made by us in reliance upon the exemptions from registration provided under Section 4(2) and 4(6) of the Securities Act and Rule 506 of Regulation D, promulgated by the SEC under federal securities laws and comparable exemptions for sales to “accredited”  investors under state securities laws.  The original sale of the warrants in the private placement was made to accredited investors as defined in Rule 501(a) under the Securities Act, no general solicitation was made by us or any person acting on our behalf, the securities sold were subject to transfer restrictions, and the certificates for those securities contain an appropriate legend stating that they have not been registered under the Securities Act and may not be offered or sold absent registration or pursuant to an exemption there from.

On November 13, 2007, we completed  a private placement offering of 1,620,000 Units, consisting of one share of our Common Stock (the “Shares”) and one share of a Common Stock Purchase Warrant (the “Warrants”) at a price of $0.30 per Unit for proceeds of $486,000.  The Warrants are exercisable for a period of two years and shall entitle the holder to purchase one share of Common Stock (the “Warrant Shares”) for $0.60 per Warrant Share.  The sales and issuances of Common Stock and Warrants to purchase Common Stock in this private placement were made by us in reliance upon the exemptions from registration provided under Section 4(2) and 4(6) of the Securities Act and Rule 506 of Regulation D promulgated by the SEC under federal securities laws and comparable exemptions for sales to “accredited” investors under state securities laws.  The offers and sales were made to accredited investors as defined in Rule 501(a) under the Securities Act, no general solicitation was made by us or any person acting on our behalf, the securities sold were subject to transfer restrictions, and the certificates for those shares contain an appropriate legend stating that they have not been registered under the Securities Act and may not be offered or sold absent registration or pursuant to an exemption therefrom.

On November 27, 2007, we completed a private placement offering of 200,000 Units, consisting of one share of our Common Stock (the “Shares”) and one share of a Common Stock Purchase Warrant (the “Warrants”) at a price of $0.30 per Unit for proceeds of $60,000.  The Warrants are exercisable for a period of two years and shall entitle the holder to purchase one share of Common Stock (the “Warrant Shares”) for $0.60 per Warrant Share.  The sales and issuances of Common Stock and Warrants to purchase Common Stock in this private placement was made by us in reliance upon the exemptions from registration provided under Section 4(2) and 4(6) of the Securities Act and Rule 506 of Regulation D promulgated by the SEC under federal securities laws and comparable exemptions for sales to “accredited” investors under state securities laws.  The offers and sales were made to accredited investors as defined in Rule 501(a) under the Securities Act, no general solicitation was made by us or any person acting on our behalf; the securities sold were subject to transfer restrictions, and the certificates for those shares contain an appropriate legend stating that they have not been registered under the Securities Act and may not be offered or sold absent registration or pursuant to an exemption therefrom.

On December 19, 2007, we completed a private placement offering of 300,000 Units, consisting of one share of our Common Stock (the “Shares”) and one share of a Common Stock Purchase Warrant (the “Warrants”) at a price of $0.30 per Unit for proceeds of $90,000.  The Warrants are exercisable for a period of two years and shall entitle the holder to purchase one share of Common Stock (the “Warrant Shares”) for $0.60 per Warrant Share.  The sales and issuances of Common Stock and Warrants to purchase Common Stock in this private placement were made by us in reliance upon the exemptions from registration provided under Section 4(2) and 4(6) of the Securities Act and Regulation S, promulgated by the SEC under federal securities laws.

Repurchase of Securities

We did not repurchase any shares of our common stock during the year ended December 31, 2007.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OF PLAN OF OPERATION

Our actual results could differ materially from those reflected in these forward-looking statements as a result of certain factors that include, but are not limited to, the risks discussed in the Section entitled “Risk Factors”. Please see the statements contained under the Section entitled “Forward-Looking Statements.”

Except for historical information, the following Management’s Discussion and Analysis contains forward-looking statements based upon current expectations that involve certain risks and uncertainties. Such forward-looking statements include statements regarding, among other things, (a) our estimates of mineral reserves and mineralized material, (b) our projected sales and profitability, (c) our growth strategies, (d) anticipated trends in our industry, (e) our future financing plans, (f) our anticipated needs for working capital, (g) our lack of operational experience and (h) the benefits related to ownership of our common stock. Forward-looking statements, which involve assumptions and describe our future plans, strategies, and expectations, are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend,” or “project” or the negative of these words or other variations on these words or comparable terminology. This information may involve known and unknown risks, uncertainties, and other factors that may cause our actual results, performance, or achievements to be materially different from the future results, performance, or achievements expressed or implied by any forward-looking statements. These statements may be found under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business,” as well as in this Annual Report generally. Actual events or results may differ materially from those discussed in forward-looking statements as a result of various factors, including, without limitation, the risks outlined under “Risk Factors” and matters described in this Annual Report generally. In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this Annual Report will in fact occur as projected.

Overview of Business

We are a North Carolina corporation formed in 1983. From our inception until mid-1992, we were engaged in the exploration for, and production of, gold and other precious metals and the evaluation of gold properties in North and South Carolina. From 1983 we were engaged in exploration and from early 1985 until May 1992, we were also engaged in the mining and production of gold and silver at our Haile Mine Property near Kershaw, South Carolina. In May 1992, we entered into a joint venture at our Haile Mine Property with Amax Gold Incorporated. Our operations ceased at the Haile Mine Property in 1994.  We did not again become engaged in exploration activities until 2004, when we relocated our principal place of business to Reno, Nevada. Since October 2003, we have been an exploration stage company engaged in the acquisition and exploration of mineral properties. We have now entered into option and earn-in agreements on seven (7) different exploration properties in the state of Nevada and signed a letter of intent on an eighth property. Our plan is to conduct exploration for gold and silver at each of these properties to assess whether they possess economic deposits of gold and/or silver that can be recovered at a profit. We do not intend to build an exploration staff, but rather to joint venture our projects with competent exploration groups who can manage the exploration activities with our funding, although in some cases we may conduct exploration on our own using contractors. We do not know whether a commercially viable ore body will be located on any of our mineral claims or properties. Our current plans are limited to research and exploration in the state of Nevada.

Going Concern

The report of our independent auditors in our December 31, 2007 financial statements includes an explanatory paragraph indicating that there is substantial doubt about our ability to continue as a going concern due to recurring losses from operations, an accumulated deficit of $16,372,420 and a working capital deficit of $218,112 at December 31, 2007. Our ability to continue as a going concern will be determined by our ability to raise adequate funds and conduct one or more successful exploration programs. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period.  Actual results could differ from those estimates.  Significant areas requiring management’s estimates and assumptions are determination of stock based compensation, deferred tax balances and estimated tax position uncertainties, valuation allowances, allocations of expenditures to mineral property interests and asset impairment tests.

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

When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves and completing a pre–feasibility study, the costs incurred to develop such property are capitalized.

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

Asset Retirement Obligations

The Company has adopted the provisions of SFAS No. 143 "Accounting for Asset Retirement Obligations," which establishes standards for the initial measurement and subsequent accounting for obligations associated with the sale, abandonment or other disposal of long-lived tangible assets arising from the acquisition, construction or development and for normal operations of such assets.  The adoption of this standard has had no effect on the Company's financial position or results of operations.  To December 31, 2007 any potential costs relating to the ultimate disposition of the Company's mineral property interests have not yet been determinable.

Impairment of Long-Lived Assets

The Company reviews property, plant, and equipment and certain identifiable intangibles, excluding goodwill, for impairment in accordance with SFAS No. 144, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable.  Recoverability of these assets is measured by comparison of its carrying amount to future undiscounted cash flows the assets are expected to generate.  If property, plant, and equipment and certain identifiable intangibles are considered to be impaired, the impairment to be recognized equals the amount by which the carrying value of the assets exceeds its fair market value.  For the two fiscal years ended December 31, 2007, the Company had no material impairment of its long-lived assets.

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

Income Taxes

The Company follows the liability method of accounting for income taxes.  Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax balances.  Deferred tax assets and liabilities are measured using enacted or substantially enacted tax rates expected to apply to the taxable income in the years in which those differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the date of enactment or substantive enactment.  As at December 31, 2007, the Company had net operating loss carry forwards; however, due to the uncertainty of realization, the Company has provided a full valuation allowance for the potential deferred tax assets resulting from these losses carry forwards.

Stock-Based Compensation

On January 1, 2006, the Company adopted SFAS No. 123 (revised 2004) (SFAS No. 123R), Share-Based Payment, which addresses the accounting for stock-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments.  In January 2005, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 107, which provides supplemental implementation guidance for SFAS No. 123R.  The Company uses the Black-Scholes-Merton (“BSM”) option-pricing model to determine the fair-value of stock-based awards under SFAS No. 123R.

New Accounting Pronouncements

New accounting pronouncements that have a current or future potential impact on our financial statements are as follows:

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a two-step method of first evaluating whether a tax position has met a more likely than not recognition threshold and, second, measuring that tax position to determine the amount of benefit to be recognized in the financial statements. FIN 48 provides guidance on the presentation of such positions within a classified balance sheet as well as on de-recognition, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The adoption of this statement did not have a material effect on the Company's financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”.  This Statement permits entities to choose to measure many financial assets and financial liabilities at fair value.  Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS No. 159 is effective for fiscal years beginning on or after November 15, 2007.  The Company is currently assessing the impact of SFAS No. 159 on its financial position and results of operations.

In December 2007, the FASB issued SFAS No. 160, "Non-controlling Interests in consolidated Financial Statements - an Amendment of ARB No. 51." This statement requires that non-controlling or minority interests in subsidiaries be presented in the consolidated statement of financial position within equity, but separate from the parents' equity, and that the amount of the consolidated net income attributable to the parent and to the non-controlling interest be clearly identified and presented on the face of the consolidated statement of income. SFAS No. 160 is effective for the fiscal years beginning on or after December 15, 2008. Currently the Company does not anticipate that this statement will have an impact on its financial statements.

In December 2007, the FASB issued SFAS No. 141 (Revised) “Business Combinations”. SFAS 141 (Revised) establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The guidance will become effective for the fiscal year beginning after December 15, 2008. Management is in the process of evaluating the impact, if any, SFAS 141 (Revised) will have on the Company’s financial statements upon adoption.

Results Of Operations For The Fiscal Year Ended December 31, 2007 Compared To Fiscal Year Ended December 31, 2006.

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

Expenses for the Year Ended December 31, 2007 vs December 31, 2006

The following table presents our consolidated statements of income (loss), as a percentage of loss, for the periods indicated.

	For the year ended
	December 31,
	2007	2006
REVENUE	0.0%	0.0%
OPERATING EXPENSES

Exploration, geological and geophysical costs	58.5	53.8
Management fees	15.9	19.7
Professional fees	14.4	17.8
General and administrative	11.2	9.2
Depreciation	0.1	0.1
TOTAL OPERATING EXPENSES	100.1	100.6
INCOME (LOSS) FROM OPERATIONS	(100.1)	(100.6)
Other income (expense)	0.1	0.6
INCOME (LOSS) BEFORE INCOME
TAXES	(100.0)	(100.0)
Income tax benefit (expense)	0. 0	0. 0
NET INCOME (LOSS)	(100.0)%	(100.0)%

Exploration, geological and geophysical costs increased by $301,522, or 49.1%, to $915,303 for the year ended December 31, 2007 as compared to $613,781 for the year ended December 31, 2006.  The principal reason for this increase was that private placement funds provided cash for exploration activities to begin on various projects..

Management fees increased by $25,233, or 11.3%, to $249,500 for the year ended December 31, 2007 as compared to $224,267 for the year ended December 31, 2006.  The principal reason for this increase was due to the issuance of stock options in lieu of cash to management principals for services rendered and an increase in management compensation..

Professional fees increased by $23,258, or 11.5%, to $225,723 for the year ended December 31, 2007 as compared to $202,465 for the year ended December 31, 2006.  The principal reason for this increase was for legal expenses for entering into lease agreements on various exploration projects and  preparation of the proxy statement

General and administrative expenses incased by $71,593 or 68.5% to $176,142 for the year ended December 31, 2007 as compared to $104,549 for the year ended December 31, 2006.  The principal reason for this increase was due to an increase in advertising, and expenses related to private placement fund raising. ..

Depreciation expense increased by $457, or 31.9%, to $1,887 for the year ended December 31, 2007 as compared to $1,430 for the year ended December 31, 2006.  The principal reason for this increase was depreciation of equipment purchased in 2007.

Liquidity And Capital Resources

Cash and Working Capital

We had an  increase of $9,947 in our working capital deficit at December 31, 2007 as compared to the working capital deficit at December 31, 2006, due to an increase in current assets of $142,141 and an increase in current liabilities of $152,088  We had an accumulated deficit of $16,280,320 from our inception in 1983 to December 31, 2007. We have no contingencies or long-term obligations except for our work commitments under our seven (7) option and earn-in agreements on our leased properties. All of these agreements can be terminated by us upon either 30 or 60 days notice.

We had a cash balance of $165,877 on December 31, 2007.  For the year ended December 31, 2007 we had a net cash inflow of $148,655.

During the twelve months ended December 31, 2007, we raised approximately $1,495,726, net of issuance costs, from the sale of common stock and warrants. These funds were used primarily for exploration activities, general and administrative including salaries, and to pay attorney’s and auditor’s fees in connection with the preparation of audited financial statements, the preparation and filing of a registration statement on Form SB-2 with the Securities and Exchange Commission, the preparation and filing of the Company’s reports to the SEC and fees

Internal and External Sources of Liquidity

As of March 28 2008, we had 63,192,312 shares of Common Stock outstanding, which we have recognized as $637,942 of paid in capital including cash and services.

As of December 31, 2007, we had current assets of $187,045 compared to $44,904 at December 31, 2006. This increase was due to cash proceeds from the sale of our Common Stock. Current liabilities at December 31, 2007 of $405,157 were higher than the December 31, 2006 balance of $253,069 as additional exploration costs were incurred on various leased properties. This resulted in a working capital deficit of $218,112 and $208,165 as of December 31, 2007 and 2006, respectively. Due to the sale of shares of our Common Stock, we were able to generate cash that was used to partially meet our working capital needs. As a result of the additional issuances of our shares of Common Stock, any net income per share would be lower in future periods. Over the next twelve months, we anticipate funding our working capital needs through funds we receive from additional sales of our Common Stock with warrants. In the event we fund our working capital needs through the issuance of equity, our existing and future shareholders will be diluted and any net income per share would be lower in future periods.

We may enter into a joint venture arrangement on one or more of our leased properties. In the event our exploration is successful and mining eventually commences on one or more of our leased properties, we could then commence receiving revenues from the sale of gold and/or silver produced on these properties.  We cannot assure that additional capital required to finance our operations will be available on acceptable terms, if at all. Any failure to secure additional financing may force us to modify our business plan. In addition, we cannot be assured of profitability in the future.  We continue to investigate other potential financing sources, and to entertain potential joint venture partners.

We plan to continue doing some research and development with regard to investigating possible new exploration properties.

At this time, we do not expect to purchase or sell any property or equipment over the next 12 months.

The Company does not currently expect a significant change in the number of its employees  over the next 12 months.

Contractual Obligations

We have no commitments for capital expenditures.

We do not engage in hedging transactions and we have no hedged mineral resources.

We were and are committed to making certain exploration work expenditures, lease and option payments, and claims maintenance payments on properties signed at December 31, 2007 over the forthcoming 12 months period:

Bullion Mountain Project:
•	Required work expenditure by 12/31/07: $70,000, of which $24,458 was completed by 12/31/07;
•	Required total work expenditure was extended indefinitely on September 12, 2007 to accommodate efforts to consolidate property position.
•	Claims maintenance: $2,808;
•	Annual payment: $10,000 was paid in November 2007; and $15,000 is payable November, 2008

Antelope Ridge:
•	Required work expenditure by 12/31/07: $120,000, of which $178,873 was completed by 12/31/07;
•	Required work expenditure by 12/31/08: $220,000.
•	Claims maintenance: $6,679
•	Annual payments: $15,000 cash and $15,000 in Common Stock in 2007; $20,000 cash and $20,000 in Common Stock in 2008.

Dome HiHo Project:
•	Required work expenditure by 12/31/07: $360,000, of which $338,230 was completed by 12/31/07;
•	Required work expenditure by 12/31/08: $760,000
•	Claims maintenance: $6,297
•	Annual payments: $28,333 was paid in 2007 and $38,333 is payable in 2008

Pasco Canyon Project:
•	Required work expenditure by 12/31/07: $50,000, of which $39,366 was completed by 12/31/07;
•	Extension granted to July 14, 2008, pending receipt of permit from U.S. Forest Service.
•	Claims maintenance: $3,208;
•	Annual payments: $0.

Trinity Silver Project:
•	Required work expenditure by 12/31/07: $200,000, of which $610,202 was completed by 12/31/07;
•	Required total work expenditure by 12/31/08: $1,000,000 in total.
•	Claims maintenance: $ 7,885
•	Annual payments: $0.

Dutch Flat Project:
•	Required work expenditure by 12/31/07: $200,000, of which $445,444 was completed by 12/31/07;
•	Required work expenditure by 12/31/08: $500,000 in total.
•	Claims maintenance: $14,250;
•	Annual payments: $0.

PPM Gold Project:
•	Required work expenditure by 12/31/07: $0, of which $51,992 was completed by 12/31/07;
•	Required work expenditure by 12/31/08: $175,000.
•	Claims maintenance: $17,801;
•	Annual payments: $0.

As of December 31, 2007, the 2008 annual payments for Antelope Ridge and the Dome HiHo Project were not yet due and thus were not yet made.  No annual payments are required for the Pasco Canyon, Trinity Silver, Dutch Flat or PPM Miranda projects.  As of the date of this report, the claims maintenance fees for 2008 for all of the aforementioned projects are not due until July at the earliest.  All of these property agreements can be terminated on 30 to 60 days advance notice.

Certain Business Risk Factors

Investment in our Common Stock involves risk.  You should carefully consider the risks described below before deciding to invest. Our business, financial condition and results of operations could be affected materially and adversely by any of the risks discussed below and any others not foreseen.   The market price of our Common Stock could also decline due to any of these risks, in which case you could lose part or all of your investment.  In assessing these risks, you should also refer to the other information included in this Report, including our consolidated financial statements and the accompanying notes.  This discussion contains forward-looking statements.

Risks Associated With Our Business

We have experienced losses since fiscal year ended December 31, 1992, and we expect losses to continue for the foreseeable future.

We have not had any revenues or profits since 1992. We incurred operating losses of $1,566,438 and $1,140,612 in the years ended December 31, 2007 and 2006, respectively. We had an accumulated deficit of $16,280,320 and a net operating loss carry-forward of $14,750,194 at December 31, 2007.  We had a working capital deficit of $218,112 at December 31, 2007.  Revenues are not normally generated during exploration.  We do not anticipate generating revenues from exploration or production in the foreseeable future. Profitability will require the successful development of one or more of our leased properties or the joint venture or outright sale of one or more of our option rights to acquire an interest in the properties that we currently lease. We may not be able to successfully commercialize any of our mineral properties and thereby become profitable.

There is substantial doubt about our ability to continue as a going concern due to significant recurring losses from our operations, our accumulated deficit and our working capital deficit, all of which means that we may need to obtain additional funding in order to continue operations.

Our independent auditors have added an explanatory paragraph in their opinion issued in connection with our financial statements for the years ended December 31, 2007 and 2006 with respect to their substantial doubt about our ability to continue as a going concern.  As discussed in Note 2 to our financial statements for the fiscal year ended December 31, 2007, we have been generating significant losses from our operations. Since our incorporation in July 1983, we have amassed an accumulated deficit of $16,280,320 and a net operating loss carry-forward of $14,750,194 as of December 31, 2007.  We also had a working capital deficit of $218,112 as of December 31, 2007, which raises substantial doubt about our ability to continue as a going concern.

We may fail to secure additional financing to meet our future capital needs.

We need significant additional capital to conduct our planned exploration activities on all of our leased properties.  We may also need capital more rapidly than currently anticipated and/or we may incur higher than expected exploration expenses.  We may fail to secure additional debt or equity financing on terms acceptable to us, or at all, at times when we need such funding.  If we do raise funds by issuing additional equity or convertible debt securities, the ownership percentages of existing stockholders would be reduced and the securities that we issue may have rights, preferences or privileges senior to those of the current holders of our Common Stock.  Such securities may also be issued at a discount to the market price of our Common Stock, resulting in further dilution to our existing stockholders.  If we raise additional funds by issuing debt, we could be subject to debt covenants that could place limitations on our operations and financial flexibility.  Our inability to raise additional funds on a timely basis could make it difficult for us to achieve our business objectives and could have a negative impact on our business, financial condition, results of operations and the value of our Common Stock.

We do not currently have sufficient funds to complete all of our proposed mineral exploration programs, and as a result we may have to suspend operations on some of them.

Our mineral exploration programs are limited and restricted by the amount of working capital that we have and are able to raise from financings. We do not have sufficient funds to complete all of our proposed mineral exploration programs at present. As a result, unless we raise additional funds, we may have to suspend or terminate operations on certain exploration projects or sell one or more of our option rights to acquire an interest in the properties that we currently lease. We will need to obtain additional financing in order to complete our proposed mineral exploration programs. As of December 31, 2007, we had cash in the amount of $165,877.  We currently have no income producing operations. Our exploration programs call for significant expenditures. We will also require additional financing if the costs of the proposed exploration programs are greater than anticipated. We may fail to secure additional financing to meet our future capital needs.  Obtaining additional financing would be subject to a number of factors, including the market prices for gold and silver, investor sentiment and investor acceptance of our exploration programs. These factors may make the timing, amount, terms or conditions of additional financing unacceptable or unavailable to us. The most likely source of future funding is through the sale of equity capital. Any sale of equity capital would result in dilution to our existing shareholders. The only other alternatives for the financing of further exploration would be the offering by us of an interest in one or more of our projects to another party or parties to carry out further exploration or the issuance of debt, neither of which is presently contemplated.

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

We have no known mineral reserves at present, and if we cannot find and develop any, we may have to cease operations.

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

We are highly dependent upon Robert M. Shields, Jr., who is our Chairman of the Board of Directors, President, Chief Executive Officer and Chief Financial Officer and upon Lewis B. Gustafson, our Director and Vice President of Exploration and any loss of Messrs. Shields or Gustafson would have a material adverse effect upon  our business and our ability to continue as a going concern.

Our success is highly dependent upon the key business relationships and expertise of Robert M. Shields, Jr., who is our Chairman of the Board of Directors, and our sole officer (President, Chief Executive Officer and Chief Financial Officer) and Lewis B. Gustafson, our Director and Vice President of Exploration.    Further,  Mr. Shields will be 70 years old in 2008, Mr. Gustafson will be 75 years old in 2008 and Director Pete Ingersoll will be 78 years old in 2008. We do not have a succession plan in place.  We do not have employment agreements with Mr. Shields or Mr. Gustafson or any insurance to cover the loss of their services.  The loss of the services of Mr. Shields our Chairman and sole officer or the loss of Mr. Gustafson our Vice President of Exploration and Director, along with the loss of their numerous contacts and relationships and their extensive knowledge and experience in the industry, would have a material adverse effect on our business and on our ability to continue as a going concern.

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

The price of gold has traded between about $600 per ounce and more than $920 per ounce recently, and the price of silver has traded recently between approximately $10 per ounce and more than $16 per ounce recently. Large participants in the market can cause significant prices changes very quickly and without warning and for no apparent reason.  In order to maintain profitable operations, an operating mine must sell its gold and silver for more than its cost of producing it. The lower the price of the metal, the more difficult it is to make a profit. While current prices are economically attractive, if gold and/or silver prices should decline significantly, this could have a significant adverse effect on our ability to raise funds and cause us to cease activities until the price of gold and/or silver increases or cease our operations all together. Because mining costs are relatively fixed, the lower the market price of gold and/or silver, the greater the chance that investors might be unwilling to provide us with necessary funds and that we would therefore have to cease our operations.

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

We compete with other mining and exploration companies possessing greater financial resources and technical facilities than we do in connection with the acquisition of exploration properties and leases on prospects and properties and in connection with the recruitment and retention of qualified personnel. Such competition may result in our being unable to acquire interests in economically viable gold and silver exploration properties or qualified personnel.

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

During the past several years, the United States Congress considered a number of proposed amendments to the General Mining Law of 1872, which governs mining claims and related activities on federal lands. For example, a broad based bill to reform the General Mining Law of 1872, the Hardrock Mining and Reclamation Act of 2007 (H.R. 2262) was introduced in the U.S. House of Representatives on May 10, 2007 and was passed by the U.S. House of Representatives on November 1, 2007, and has been submitted to the U.S. Senate where no action has been taken to date.

In 1992, a federal holding fee of $100 per claim was imposed upon unpatented mining claims located on federal lands. This fee was increased to $125 per claim in 2005 ($133.50 total with the accompanying County fees included). Beginning in October 1994, a moratorium on processing of new patent applications was approved. In addition, a variety of legislation over the years has been proposed by the United States Congress to further amend the General Mining Law. If any of this legislation is enacted, the proposed legislation would, among other things, change the current patenting procedures, limit the rights obtained in a patent, impose royalties on unpatented claims, and enact new reclamation, environmental controls and restoration requirements.

For example, The Hardrock Mining and Reclamation Act of 2007 (H.R. 2262), if enacted, would have several negative impacts on the Company including but not limited to: requiring royalty payments of 8% of gross income from mining a claim on Federal land, or 4% of claims on Federal land that existed prior to the passage of this act; and prohibition of certain areas from being open to the location of mining claims, including wilderness study areas, areas of critical environmental concern, areas included in the National Wild and Scenic Rivers System, and any area included in maps made for the Forest Service Roadless Area Conservation Final Environmental Impact Statement.

The extent of any such changes to the General Mining Law of 1872 that may be enacted is not presently known, and the potential impact on us as a result of future congressional action is difficult to predict. If enacted, the proposed legislation could adversely affect the economics of developing and operating our mines because many of our properties consist of unpatented mining claims on federal lands. Our financial performance could therefore be materially and adversely affected by passage of all or pertinent parts of the proposed legislation, which could force us to curtail or cease our business operations.

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

Penny Stock Regulations Affect Our Stock Price, Which May Make It More Difficult For Investors To Sell Their Stock.

Broker-dealer practices in connection with transactions in “penny stocks” are regulated by certain penny stock rules adopted by the SEC. Penny stocks generally are equity securities with a price per share of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the NASDAQ Stock Market, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system). The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document that provides information about penny stocks and the risks in the penny stock market. The broker-dealer must also provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, and monthly account statements showing the market value of each penny stock held in the customer’s account. In addition, the penny stock rules generally require that prior to a transaction in a penny stock the broker-dealer make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for a stock that becomes subject to the penny stock rules. Our securities are subject to the penny stock rules, and investors may find it more difficult to sell their securities.

ITEM 7. FINANCIAL STATEMENTS

Our consolidated financial statements appear beginning at page F-1.

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 8A. CONTROLS AND PROCEDURES

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting, as required by Sarbanes-Oxley (SOX) Section 404 A. The Company’s internal control over financial reporting is a process designed under the supervision of the Company’s Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

As of December 31, 2007, management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments.  Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal control over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that the Company’s management identified as material weaknesses under COSO and SEC rules were: (1) inadequate segregation of duties consistent with control objectives; (2) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (3) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by the Company's Chief Financial Officer (who is also our Chief Executive Officer and Corporate Secretary)  in connection with the preparation of our financial statements as of December 31, 2007 and communicated the matters to our Board of Directors.

Management believes that the material weaknesses set forth in items (1), (2) and (3) above did not have an affect on the Company's financial results. However, management believes that the lack of a well functioning audit committee, may have resulted in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could impact the Company's financial statements for the future years.

We are committed to improving our financial organization. As part of this commitment, we will create a position to  segregate duties consistent with control objectives and will increase our personnel resources and technical accounting expertise within the accounting function when funds are available to the Company: i) Appointing additional outside directors to our Board of Directors who shall be appointed to the audit committee of the Company resulting in a fully functioning audit committee who would undertake the oversight in the establishment and monitoring of required internal controls and procedures; and ii) Preparing and implementing sufficient written policies and checklists which will set forth procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements.

Management believes that the appointment of additional directors, who could be appointed to a fully functioning audit committee, will remedy the lack of a functioning audit committee. In addition, management believes that preparing and implementing sufficient written policies and checklists will remedy the following material weaknesses (i) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (ii) ineffective controls over period end financial close and reporting processes. Further, management believes that when funds become available the hiring of additional personnel who have the technical expertise and knowledge would result proper segregation of duties and provide more checks and balances. Additional personnel would also provide the cross training needed to support the Company if personnel turn over occurs. This coupled with the appointment of additional outside directors would greatly decrease any control and procedure issues the company might encounter in the future.

We will continue to monitor and evaluate the effectiveness of our internal controls and procedures and our internal controls over financial reporting on an ongoing basis and are committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow.

ITEM 8B. CHANGES IN INTERNAL CONTROLS

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 or 15d-15 under the Exchange Act that occurred during the small business issuer's last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Information regarding our directors appears under “Proposal No. 1 - Election of Directors” in our Proxy Statement for the 2008 Annual Meeting of Stockholders (the “Proxy Statement”). Information regarding our executive officers appears under “Executive Officers” in our Proxy Statement. Information about compliance with Section 16(a) of the Exchange Act appears under “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement. Information regarding our Audit Committee and our Audit Committee’s financial expert appears under “Audit Committee Report” in our Proxy Statement. These portions of the Proxy Statement are incorporated by reference into this report.

Code of Ethics

We have not adopted a formal code of ethics that applies to our principal executive officer and principal accounting officer, but intend to do so this year.

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

ITEM 13. EXHIBITS

(a)(1)(2) Financial Statements: See index to consolidated financial statements and supporting schedules.

(a)(3) Exhibits:

Exhibit No.	Description	Location
3.1.1	Articles of Incorporation of Piedmont Mining Company, Inc., filed July 25, 1983	Provided herewith

3.1.2	Amendment to Articles of Incorporation, filed August 1, 1983	Provided herewith

3.1.3	Amendment to Articles of Incorporation, filed June 11, 1984	Provided herewith

3.1.4	Amendment to Articles of Incorporation, filed June 24, 1984	Provided herewith

3.1.5	Amendment to Articles of Incorporation, filed July 23, 1987	Provided herewith

3.1.6	Amendment to Articles of Incorporation, filed September 2, 1987	Provided herewith

3.1.7	Amendment to Articles of Incorporation, filed June 7, 1988	Provided herewith

3.1.8	Amendment to Articles of Incorporation, filed June 15, 1994	Provided herewith

3.1.9	Amended and Restated Articles of Incorporation, filed December 17, 2007	Incorporated by reference to exhibit 3.1 to the Company’s Current Report on Form 8-K, as filed with the SEC on December 20, 2007.

3.2.1	Bylaws of Piedmont Mining Company, Inc.	Provided herewith

3.2.2	Amendment to Bylaws adopted June 25, 1984	Provided herewith

3.2.3	Amendment to Bylaws adopted in 1988	Provided herewith

3.2.4	Amendment to Bylaws adopted May 17, 1988	Provided herewith

3.2.5	Amendment to Bylaws adopted May 17, 1988	Provided herewith

3.2.6	Amendment to Bylaws adopted April 7, 1989	Provided herewith

3.2.7	Amendment to Bylaws adopted March 14, 1990	Provided herewith

3.2.8	Amendment to Bylaws adopted September 26, 1990	Provided herewith

4.1	Form of Stock Specimen	Incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form SB-2, as filed with the SEC on June 27, 2006

4.2	Form of Subscription Agreement	Incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form SB-2, as filed with the SEC on June 27, 2006

4.3	Form of Warrant Agreement	Incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form SB-2, as filed with the SEC on June 27, 2006

4.4	Form of Registration Rights Agreement	Incorporated by reference to Exhibit 4.4 to the Company’s Registration Statement on Form SB-2, as filed with the SEC on June 27, 2006

4.5	Form of Investor Warrant	Incorporated by reference to Exhibit 4.1 the Company’s Current Report on Form 8-K as filed with the SEC on July 26, 2007

4.6	Form of Placement Agent Warrant for Units	Incorporated by reference to Exhibit 4.2 the Company’s Current Report on Form 8-K as filed with the SEC on July 26, 2007

4.6	Form of Subscription Agreement with Registration Rights	Incorporated by reference to Exhibit 10.1 the Company’s Current Report on Form 8-K as filed with the SEC on July 26, 2007

4.7	Form of Subscription Agreement with Piggy Back Registration Right	Incorporated by reference to Exhibit 10.2 the Company’s Current Report on Form 8-K as filed with the SEC on July 26, 2007

10.1	Mining Lease with Option to Purchase by and between Mountain Gold Exploration Inc., GeoCorp and Piedmont Mining Company, Inc. dated as of April 26, 2005	Incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form SB-2, as filed with the SEC on June 27, 2006

10.2	Exploration and Option to Enter Joint Venture Agreement by and between Toquima Minerals US Inc. and Piedmont Mining Company, Inc. dated as of August 16, 2005	Incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form SB-2, as filed with the SEC on June 27, 2006

10.3	First Amendment of Option Agreement HiHo Property by and between Brancote U.S. Inc., Lander Resources LLC, Toquima Minerals US Inc. and Piedmont Mining Company, Inc. dated as of April 3, 2006	Incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form SB-2, as filed with the SEC on June 27, 2006

10.4	Mining Lease with Option to Purchase by and between Nevada Eagle Resources LLC and Piedmont Mining Company, Inc. dated as of November 11, 2005	Incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form SB-2, as filed with the SEC on June 27, 2006

10.5	Exploration and Development Agreement by and between AuEx, Inc. and Piedmont Mining Company, Inc. dated as of September 15, 2005	Incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form SB-2, as filed with the SEC on June 27, 2006

10.6	Option Agreement by and between Piedmont Mining Company, Inc. and AuEx, Inc. dated as of February 14, 2006	Incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form SB-2, as filed with the SEC on June 27, 2006

10.7	Exploration Agreement With Option to Form Joint Venture by and between Piedmont Mining Company, Inc. and Columbus Gold (U.S.) Corporation dated as of July 2, 2006	Incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form SB-2, as filed with the SEC on August 16, 2006

10.8
Drilling Agreement 2007 by and between Golden Odyssey Exploration Inc., Piedmont Mining Company, Inc., Bravo Alaska, Inc., Rio Fortuna Exploration (US) Inc. and Drift Exploration Drilling, Inc., dated January 1, 2007
Incorporated by reference to Exhibit 10.1 the Company’s Current Report on Form 8-K as filed with the SEC on March 23, 2007

10.9	Exploration Agreements with Option to Form a Joint Venture by and between Piedmont Mining Company, Inc. and Miranda Gold U.S.A., dated April 17, 2007	Incorporated by reference to Exhibit 10.1 the Company’s Current Report on Form 8-K as filed with the SEC on April 23, 2007

10.10	Services Agreement by and between Piedmont Mining Company, Inc. and Miranda Gold U.S.A., dated April 17, 2007	Incorporated by reference to Exhibit 10.2 the Company’s Current Report on Form 8-K as filed with the SEC on April 23, 2007

21	Subsidiaries of Piedmont Mining Company, Inc.	Incorporated by reference to Exhibit 21.1 to the Company’s Registration Statement on Form SB-2, as filed with the SEC on June 27, 2006

31.1	Certification Pursuant to Section 302	Provided herewith

31.2	Certification Pursuant to Section 302	Provided herewith

32.1	Certification Pursuant to 18 U.S.C. Section 1350	Provided herewith

32.2	Certification Pursuant to 18 U.S.C. Section 1350	Provided herewith

(b)  Reports on Form 8-K:

There were no Reports on Form 8-K filed in the fourth quarter of 2007.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

On January 11, 2008, the Audit Committee and the Board authorized engaging Dale Matheson Carr-Hilton LaBonte LLP as our independent accountant to audit our financial statements for the fiscal year ending December 31, 2007

Audit fees for the year ended December 31, 2007 are anticipated to total $25,000 of which $10,000 has been billed through March 28, 2008.

The fees are set forth as follows in tabular form:

	Audit Year 2007	Audit Year 2006

Audit and Audit Related Fees	$36,500	$52,570
Tax Fees	0	775
All Other Fees	$0	$0

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

PIEDMONT MINING COMPANY, INC.

Date: March 31, 2008	By:	/s/ Robert M. Shields, Jr.
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

SIGNATURE	TITLE	DATE

/s/ Robert M. Shields, Jr.	Chief Executive Officer (Principal Executive Officer) andChief Financial Officer (Principal Financial Officer and Principal Accounting Officer), President, Director, Chairman of the Board of Directors	March 31, 2008
Robert M. Shields, Jr.

/s/ Lewis B. Gustafson	Director and Vice President of Explorations	March 31, 2008
Lewis B. Gustafson

/s/ John Phelps ‘Pete’ Ingersoll	Director	March 31, 2008
John Phelps ‘Pete’ Ingersoll

/s/ Ian C. MacDonald	Director	March 31, 2008
Ian C. MacDonald

/s/ Ralph W. Kettell, II	Director	March 31, 2008
Ralph W. Kettell, II

PIEDMONT MINING COMPANY, INC.

FINANCIAL STATEMENTS

DECEMBER 31, 2007

PIEDMONT MINING COMPANY, INC.
(An Exploration Stage Company)

CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

CONSOLIDATED BALANCE SHEETS

CONSOLIDATED STATEMENTS OF OPERATIONS

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

CONSOLIDATED STATEMENTS OF CASH FLOWS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of Piedmont Mining Company, Inc. (an Exploration Stage Company)

We have audited the accompanying consolidated balance sheets of Piedmont Mining Company, Inc. (an Exploration Stage Company) as of December 31, 2007 and 2006 and the consolidated statements of operations, stockholders’ equity and cash flows for the years then ended and the period from January 1, 2002 (Date of Inception of Exploration Stage) to  December 31, 2007.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements and includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2007 and 2006 and the results of its operations and its cash flows and the changes in stockholders’ equity (deficiency) for the years then ended and the period from January 1, 2002 (Date of Inception of Exploration Stage) to December 31, 2007 in accordance with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has not generated revenues since inception, has incurred losses in developing its business, and further losses are anticipated.  The Company requires additional funds to meet its obligations and the costs of its operations.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans in this regard are described in Note 1.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

“DMCL”

DALE MATHESON CARR-HILTON LABONTE LLP
CHARTERED ACCOUNTANTS
Vancouver, Canada
March 13, 2008

PIEDMONT MINING COMPANY, INC.
(An Exploration Stage Company)
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2007	2006
ASSETS	$	$

CURRENT ASSETS
Cash and cash equivalents	165,877	17,222
Prepaid expenses and other	21,168	27,682
	187,045	44,904

MINERAL PROPERTIES (Note 3)	275,500	177,167
PROPERTY AND EQUIPMENT (Note 4)	929	1,527

TOTAL ASSETS	463,474	223,598

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued liabilities	322,149	116,341
Due to related parties (Note 5)	83,008	136,728

TOTAL LIABILITIES	405,157	253,069

CONTINGENCIES AND COMMITMENTS (Notes 1 and 3)

STOCKHOLDERS' EQUITY (DEFICIT)
Capital stock (Note 6)
Authorized: 50,000,000 Preferred Stock $1.00 par value 200,000,000 Common Stock no par value Common stock issued and outstanding: 63,063,774 common (2006 – 54,063,660)	15,700,695	14,189,969
Additional paid-in capital	730,042	494,442
Accumulated deficit	(12,564,287)	(12,564,287)
Deficit accumulated during the exploration stage	(3,808,133)	(2,149,595)
Total stockholders equity (deficit)	58,317	(29,471)

TOTAL LIABILITIES AND STOCKHOLDERS EQUITY (DEFICIT)	463,474	223,598

The accompanying notes are an integral part of these consolidated financial statements.

PIEDMONT MINING COMPANY, INC.
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended December 31, 2007	For the Year Ended December 31, 2006	For the Period from January 1, 2002 (Date of Inception of Exploration Stage) to December 31, 2007
	$	$	$

EXPENSES
Depreciation	1,887	1,430	145,454
Exploration, geological and geophysical costs	915,303	613,781	1,802,257
General and administrative	268,241	104,549	687,493
Management fees	249,500	224,267	537,671
Professional fees	225,723	202,464	596,695

LOSS BEFORE OTHER ITEMS	(1,660,654)	(1,146,491)	(3,769,570)

INTEREST INCOME	2,116	5,879	8,027
LOSS ON OTHER NON-OPERATING ACTIVITIES	-	-	(46,590)
	2,116	5,879	(38,563)

NET LOSS FOR THE PERIOD	(1,658,538)	(1,140,612)	(3808,133)

BASIC AND FULLY DILUTED NET LOSS PER SHARE	(0.03)	(0.02)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING, BASIC AND FULLY DILUTED	57,724,028	51,119,396

The accompanying notes are an integral part of these consolidated financial statements.

PIEDMONT MINING COMPANY, INC.
(An Exploration Stage Company)
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
For the Period from January 1, 2002 (Date of Inception of Exploration Stage) to December 31, 2007

	Common Stock		Additional Paid-in	Accumulated	Deficit Accumulated During Exploration	Total Stockholders' Equity
	Shares	Amount	Capital	Deficit	Stage	(Deficit)
		$	$	$	$	$

Balance, December 31, 2001	37,152,646	12,335,434	371,075	(12,564,287)	-	142,222
Net loss	-	-	-	-	(202,264)	(202,264)

Balance, December 31, 2002	37,152,646	12,335,434	371,075	(12,564,287)	(202,264)	(60,042)
Net loss	-	-	-	-	(179,490)	(179,490)

Balance, December 31, 2003	37,152,646	12,335,434	371,075	(12,564,287)	(381,754)	(239,532)
Prior period adjustment		-	-	-	(1,901)	(1,901)

Balance, December 31, 2003 as restated	37,152,646	12,335,434	371,075	(12,564,287)	(383,655)	(241,433)
Net loss	-	-	-	-	(162,439)	(162,439)

Balance, December 31, 2004	37,152,646	12,335,434	371,075	(12,564,287)	(546,094)	(403,872)
Stock issued upon conversion of debt	4,063,403	316,037	-	-	-	316,037
Sale of common stock	2,441,992	145,000	-	-	-	145,000
Payments in common stock on exploration projects	300,000	24,500	-	-	-	24,500
Net loss	-	-	-	-	(462,889)	(462,889)

Balance, December 31, 2005	43,958,041	12,820,971	371,075	(12,564,287)	(1,008,983)	(381,224)
Sale of common stock, net of issuance costs	10,062,141	1,358,998	-	-	-	1,358,998
Common shares issued pursuant to mineral property option agreements	43,478	10,000	-	-	-	10,000
Stock-based management fees	-	-	123,367	-	-	123,367
Net loss	-	-	-	-	(1,140,612)	(1,140,612)

Balance, December 31, 2006	54,063,660	14,189,969	494,442	(12,564,287)	(2,149,595)	(29,471)
Sale of common stock, net of issuance costs	8,894,480	1,495,726				1,495,726
Common shares issued pursuant to mineral property option agreements	105,634	15,000				15,000
Warrants issued as finance fees			92,100			92,100
Stock-based management fees			143,500			143,500
Net loss					(1,658,538)	(1,658,538)

Balance, December 31, 2007	63,063,774	15,700,695	730,042	(12,564,287)	(3,808,133)	58.317

The accompanying notes are an integral part of these consolidated financial statements

PIEDMONT MINING COMPANY, INC.
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31, 2007	For the Year Ended December 31, 2006	For the Period from January 1, 2002 (Date of Inception of Exploration Stage) to December 31, 2007
	$	$	$

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the year	(1,658,538)	(1,140,612)	(3,808,133)
Adjustments to reconcile net loss to net cash from operating activities:
Warrants issued as finance fees	92,100		92,100
Stock based compensation	143,500	123,367	266,867
Depreciation	1,887	1,430	145,454
Gain (loss) on other non-operating activities	-	-	(21,000)
Changes in operating assets and liabilities:
Prepaid expenses and other	6,515	(7,123)	(18,218)
Accounts payable and accrued liabilities	152,087	(67,094)	365,700
NET CASH FLOWS USED IN OPERATING ACTIVITIES	(1,262,449)	(1,090,032)	(2,977,230)

CASH FLOWS FROM FINANCING ACTIVITIES
Bank overdraft	-	(8,247)	-
Issuance of shares for cash, net of issuance costs	1,495,726	1,358,998	2,999,724
Convertible notes	-	(27,000)	291,145
Related party advances (repayments)	-	(123,940)	(14,005)
NET CASH FLOWS FROM FINANCING ACTIVITIES	1,495,726	1,199,811	3,276,864

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(1,289)	(1,290)	(5,579)
Proceeds from non-operating activities	-	-	97,125
Mineral property costs	(83,333)	(91,667)	(226,000)
NET CASH FLOWS USED IN INVESTING ACTIVITIES	(84,622)	(92,957)	(134,454)

INCREASE IN CASH AND CASH EQUIVALENTS	148,655	16,822	165,180

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	17,222	400	697

CASH AND CASH EQUIVALENTS, END OF YEAR	165,877	17,222	165,877

SUPPLEMENTAL CASH FLOW INFORMATION AND NON-CASH INVESTING AND FINANCING ACTIVITIES (Note 9)

The accompanying notes are an integral part of these consolidated financial statements.

PIEDMONT MINING COMPANY, INC.
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007

NOTE 1:	NATURE OF OPERATIONS

Piedmont Mining Company, Inc. (the Company) was formed in 1983 under the laws of North Carolina, USA and is currently in the exploration stage, which is characterized by significant expenditures for the examination and development of exploration properties. As a result, under Statement of Financial Accounting Standards No. 7 (SFAS) Accounting and Reporting by Development Stage Enterprises, the Company re-established itself as an exploration stage company in 2002 and began reporting under exploration stage guidelines.

The Company has entered into option and earn-in agreements on seven (7) different exploration properties in the state of Nevada and may opt to acquire one or more of the properties that the Company currently leases pursuant to option and earn-in agreements. Management’s plan is to conduct exploration for gold and silver at all these properties to assess whether they might possess economic deposits of gold and/or silver which can be recovered economically. The Company does not intend to build an exploration staff but rather intends to work with exploration groups who manage the exploration activities on these properties.

The Company’s focus for the foreseeable future will be on exploration of various existing mineral properties and exploration of new properties.  Since April 2005, the Company has entered into agreements, directly under options, for the purpose of exploring for economic deposits of gold and silver in the State of Nevada.  In April 2006 the Company commenced exploration on the Trinity Silver Property in Pershing County, Nevada. (Note 3)

Going Concern
These financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America with the on-going assumption applicable to a going concern which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.

The Company is in the exploration stage and to date has not yet generated any net revenues or cash flow from its activities. The Company has a history of losses and has an accumulated deficit of $16,372,420 and a working capital deficit of $218,112 at December 31, 2007.  This creates an uncertainty as to how the Company will fund its operations and maintain sufficient cash flows to operate as a going concern. These financial statements do not reflect any adjustments to the carrying values of assets that might result from the outcome of this uncertainty.

Management intends to secure adequate funding for ongoing operations by way of equity private placements as may be required.  Since 2002, private placements of stock with warrants and the exercise of some of those warrants have resulted in total cash proceeds of $2,999,724 through December 31, 2007.

Management is of the opinion these efforts will contribute toward funding the Company’s activities until appropriate levels of funding can be arranged and/or revenue can be earned from the properties either through production or sale.  The Company’s ability to meet its cash requirements in the next year is dependent upon continuing to obtain financing and satisfying certain obligations, such as compensating its officers and consultants either through monetary means or the granting of stock options.  If this is not achieved, there is substantial doubt the Company may be able to continue as a going concern.

NOTE 2:	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation
These financial statements are presented in United States dollars and have been prepared in accordance with accounting principals generally accepted in the United States of America.

Basis of Consolidation
The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, NetColony, LLC and Piedmont Gold Company, Inc.   Neither subsidiary has material operations, assets or liabilities.  All significant intercompany accounts and transactions have been eliminated in consolidation.

PIEDMONT MINING COMPANY, INC.
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007

NOTE 2:	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Cash and Cash Equivalents
The Company considers all highly liquid instruments with an original maturity of three months or less at the time of issuance to be cash equivalents.

Use of Estimates
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period.  Actual results could differ from those estimates.  Significant areas requiring management’s estimates and assumptions are determination of stock based compensation, deferred tax balances and estimated tax position uncertainties, valuation allowances, allocations of expenditures to mineral property interests and asset impairment tests.

Mineral Property Costs
The Company is primarily engaged in the acquisition, exploration and development of mineral properties. Pursuant to Emerging Issues Task Force (EITF) 04-02, mineral rights are capitalized at cost. This includes lease payments under exploration agreements. The projects are assessed for impairment when facts and circumstances indicate their carrying values exceed the recoverable values, such as failure to discover economic ore.  If an economic ore body is found, these costs will be amortized when production begins using a units-of-production method.  Other exploration, geological costs and research and development costs are expensed as incurred

Mineral property acquisition costs are capitalized when management has determined that probable future benefits consisting of a contribution to future cash inflows have been identified and adequate financial resources are available or are expected to be available as required to meet the terms of property acquisition and budgeted exploration and development expenditures. .  In the event that mineral property acquisition costs are paid or settled with Company shares, those shares are valued at market at the time the shares are issued.

When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves with pre-feasibility studies, the costs incurred to develop such property to production are capitalized.

Estimated future removal and site restoration costs, when determinable, are provided over the life of proven reserves on a units-of-production basis.  Costs, which include production, equipment removal and environmental remediation, are estimated each period by management based on current regulations, actual expenses incurred, and technology and industry standards.  Any charge is included in exploration expense or the provision for depletion and depreciation during the period and the actual restoration expenditures are charged to the accumulated provision amounts as incurred.

As of the date of these financial statements, all of the Company’s exploration costs have been expensed.

To date the Company has not established any proven or probable reserves on its mineral properties.

Property and Equipment
Property and equipment is comprised of computer equipment which is recorded at cost and depreciated over 3 years on a straight-line basis.

Asset Retirement Obligations
The Company has adopted the provisions of SFAS No. 143 "Accounting for Asset Retirement Obligations," which establishes standards for the initial measurement and subsequent accounting for obligations associated with the sale, abandonment or other disposal of long-lived tangible assets.  The adoption of this standard has had no effect on the Company's financial position or results of operations.  To December 31, 2007 any potential costs relating to the ultimate disposition of the Company's mineral property interests are not determinable.

PIEDMONT MINING COMPANY, INC.
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007

NOTE 2:	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Impairment of Long-Lived Assets
The Company reviews property and equipment and certain identifiable intangibles, excluding goodwill, for impairment in accordance with SFAS No. 144, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable.  Recoverability of these assets is measured by comparison of its carrying amount to future undiscounted cash flows the assets are expected to generate.  If property, plant, and equipment and certain identifiable intangibles are considered to be impaired, the impairment to be recognized equals the amount by which the carrying value of the assets exceeds fair market value.  For the two fiscal years ended December 31, 2007, Management has determined that the Company had no material impairment of its long-lived assets.

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

Loss per Common Share
The Company computes net loss per share in accordance with SFAS No. 128 "Earnings per Share" which requires presentation of both basic and diluted earnings per share (EPS) on the face of the statement of operations. Basic EPS is computed by dividing net loss available to common shareholders by the weighted average number of shares outstanding during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period including convertible debt, stock options, and warrants, using the treasury stock method. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive. Shares underlying these securities totaled approximately 57,724,028 as of December 31, 2007. Diluted loss per share figures are equal to those of basic loss per share for each period since the effects of convertible debt, stock options and warrants have been excluded as they are anti-dilutive.

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

Income Taxes
The Company follows the liability method of accounting for income taxes.  Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax balances.  Deferred tax assets and liabilities are measured using enacted or substantially enacted tax rates expected to apply to the taxable income in the years in which those differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the date of enactment or substantive enactment.  As at December 31, 2007, the Company had net operating loss carry forwards; however, due to the uncertainty of realization, the Company has provided a full valuation allowance for the potential deferred tax assets resulting from these losses carry forwards.

Stock-Based Compensation
On January 1, 2006, the Company adopted SFAS No. 123 (revised 2004) (SFAS No. 123R), Share-Based Payment, which addresses the accounting for stock-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments.  In January 2005, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 107, which provides supplemental implementation guidance for SFAS No. 123R.  The Company uses the Black-Scholes-Merton (“BSM”) option-pricing model to determine the fair-value of stock-based awards under SFAS No. 123R.

PIEDMONT MINING COMPANY, INC.
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007

NOTE 2:	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent Accounting Pronouncements

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a two-step method of first evaluating whether a tax position has met a more likely than not recognition threshold and, second, measuring that tax position to determine the amount of benefit to be recognized in the financial statements. FIN 48 provides guidance on the presentation of such positions within a classified balance sheet as well as on de-recognition, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The adoption of this statement did not have a material effect on the Company's financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”.  This Statement permits entities to choose to measure many financial assets and financial liabilities at fair value.  Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS No. 159 is effective for fiscal years beginning on or after November 15, 2007.  The Company is currently assessing the impact of SFAS No. 159 on its financial position and results of operations.

In December 2007, the FASB issued SFAS No. 160, "Non-controlling Interests in consolidated Financial Statements - an Amendment of ARB No. 51." This statement requires that non-controlling or minority interests in subsidiaries be presented in the consolidated statement of financial position within equity, but separate from the parents' equity, and that the amount of the consolidated net income attributable to the parent and to the non-controlling interest be clearly identified and presented on the face of the consolidated statement of income. SFAS No. 160 is effective for the fiscal years beginning on or after December 15, 2008. Currently the Company does not anticipate that this statement will have an impact on its financial statements.

In December 2007, the FASB issued SFAS No. 141 (Revised) “Business Combinations”. SFAS 141 (Revised) establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The guidance will become effective for the fiscal year beginning after December 15, 2008. Management is in the process of evaluating the impact, if any, SFAS 141 (Revised) will have on the Company’s financial statements upon adoption.

PIEDMONT MINING COMPANY, INC.
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007

NOTE 3:	MINERAL PROPERTIES

The Company has entered into various property agreements. These include the following:

A.	Antelope Ridge Project
Under the terms of a Mining Lease with Option to Purchase dated April 26th, 2005 (the “Agreement”), the Company has entered into a Mining Lease with Option to Purchase on 50 claims in the Fish Creek Mining District, Eureka County, Nevada (the “Antelope Ridge Project”) for 10 years pursuant to the following terms:
1.	Lease and option payments required:
(a)         initial consideration of $4,000 plus federal and county filing fees of $2,406 as well as payments to each of the two property owners of $3,000 cash and 50,000 shares of common stock; and a further payment to one of the owners of $2,000 for additional claims location costs were made;
(b)         on April 26, 2006, payments to each of the owners of $5,000 cash and shares of common stock having a value of $5,000 were made;
(c)         on April 26, 2007, payments to each of the owners of $7,500 cash and shares of common stock having a value of $7,500 were made; and
(d)         on April 26, 2008 and each subsequent anniversary of the effective date, payments to each of the Owners of $10,000 cash and shares of common stock having a value of $10,000 are required.
2.	The Company must expend the following sums on exploration and maintenance of the property during the first three years of the Agreement:
(a) Year one - $20,000; (b) Year two - $100,000; and (c) Year three - $100,000.
3.
The Company the right to purchase the property for the sum of $1,000,000.   All payments made to the owners pursuant to clause 1 above shall be applied to the purchase price.  The purchase option must be exercised prior to the commencement of production from the property.

4.	The property is subject to a 3% of net smelter returns royalty (“NSR”) on production.
5.	The Company may purchase (a) one-third of the reserved royalty (i.e. 1% NSR) for $1,000,000; and (b) a second one-third of the reserved royalty (i.e. 1% NSR) for an additional $4,000,000.
6.	The Company may terminate this Agreement at any time on 60 days notice.

.A drill program totaling approximately 3,500 feet was completed in October and November of 2007.  To December 31, 2007, the Company has made lease payments and option payments totaling $68,500 and has incurred $178,873 in exploration costs on the project.

B.	Dome-Hi-Ho Project
Effective on April 26, 2005, the Company entered into a five year Exploration and Option to Enter Into a Joint Venture Agreement on 44 claims in Lander County, Nevada (the ‘Dome HiHo Project’), pursuant to the following terms:
1.	Lease and option payments:
a)	On signing Letter of Intent April 2005:	$10,000 was paid in cash.
b)	On signing the Agreement August 2005:	$21,000 was paid in cash, and
$16,000 in 200,000 shares of common stock
c)	Lease payment March, 2006:	$10,000 was paid in cash
d)	Lease payment March 2007 and each year thereafter: $10,000 in cash until the Company has either earned a 51% interest in the project or terminated the Agreement. The March 2007 payment has been made.
2.	Required expenditures for exploration and property maintenance:
a)	First lease year:	$180,000 (completed)
b)	Second lease year:	$180,000 (completed)
c)	Third lease year:	$400,000
d)	Fourth lease year:	$500,000
e)	Fifth lease year:	$540,000.

Upon completing the above work requirements, the Company will have earned a 51% interest in the property and the project, at which point a joint venture will be formed with the Company as the operator.

PIEDMONT MINING COMPANY, INC.
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007

NOTE 3:	MINERAL PROPERTIES (continued)

B.	Dome-Hi-Ho Project (continued)
The agreement was amended on April 3, 2006. The Company must elect by April 26, 2011 to exercise the underlying option on 20 of the claims.  Accordingly, additional payments now required on the underlying purchase option are as follows:
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

In addition, the Company is obligated to pay the underlying claims maintenance and property holding costsas well as annual rental payments under a pre-existing lease agreement with a third party. The term of this lease is twenty years, beginning July 21, 2003. The Company will therefore be required to pay the following lease amounts:
a)	2005	$5,000 (paid)
b)	2006	$6,667 (paid)
c)	2007	$8,333 (paid)
d)	After the 2007 anniversary date, the annual rental amount will be increased based on the Consumer Price Index
The Company would be required to pay royalties based on a graduated scale, ranging from 3.0% to 4.0% should production occur on the property.

To December 31, 2007, the Company has made lease and option payments totaling $107,000 and has incurred approximately $338,230 in exploration costs with respect to the Dome-Hi-Ho Project as of December 31, 2007.

C.	Trinity Silver Project
Effective on September 15, 2005, the Company entered into an Exploration and Development Agreement on the Trinity Silver Project (‘TSP’) in Pershing County, Nevada.  The TSP consists of 40 claims, 1,280 acres of fee land and 2,560 acres of sub-leased fee land.  Pursuant to the terms of the Agreement:
1.	Lease and option payments required:
a)	On signing:	$10,000 was paid.
2.	Required expenditures for exploration and property maintenance:
a)	In year 1:	$75,000 (completed).
b)	In year 2:	$125,000 (completed).
c)	Prior to September 15, 2008: a total of $1,000,000 in order to earn an initial 25% interest in the TSP.
d)	Prior to September 15, 2010: an additional $1,000,000 in order to earn an additional 26% interest (51% in total) in the TSP.
e)	Prior to September 15, 2013: an additional $2,000,000 in order to earn an additional 9% interest (for a total of 60%) in the TSP.
3.	Upon achieving its 51% or its 60% interest, the Company may then elect to form a joint venture, and the Company would be the operator of the joint venture.
4.	The Company may terminate this agreement at any time upon 30 days written notice.

To December 31, 2007  the Company has made lease payments totaling $10,000 and has incurred $610,202 in exploration and property maintenance costs with respect to the Trinity Silver Project as of December 31, 2007.  A 17-hole drill program was conducted in October 2007.

PIEDMONT MINING COMPANY, INC.
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007

NOTE 3:	MINERAL PROPERTIES (continued)

D.	Bullion Mountain Project
Effective November 11, 2005, the Company entered into a ten year Mining Lease with Option to Purchase on 21 claims in Lander County, Nevada (the ‘Bullion Mountain Project’) pursuant to the following terms:
1.	Lease payments required:
a)	On signing:	$5,000 plus $2,274 for claims fees reimbursement was paid
b)	First anniversary:	$5,000 was paid
c)	Second anniversary:	$10,000
d)	Third anniversary and each anniversary thereafter: $15,000
2.	The Company must expend the following additional amounts in exploration and maintenance of the property during the first two years of the Agreement:
a)	By November 2006:	$20,000 (incurred)
b)	By November 2007:	$50,000 (amended see below)
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

The Company has made lease payments totaling $20,000 and has incurred $24,458 in exploration costs as of December 31, 2007. On September 12, 2007, a ‘First Amendment to Mining Lease’ was signed extending the time for completing the required work obligation indefinitely to accommodate the Company’s efforts to consolidate its property position with those of adjacent property owners.

E.	Pasco Canyon Project
On February 14, 2006, the Company entered into a five year Option Agreement (the ‘Agreement’) on 24 claims in Nye County, Nevada  (the ‘Pasco Canyon Project’), pursuant to the following terms:
1.	Option payment required: On signing: $10,000 (paid)
2.	The Company is required to expend the following sums on exploration and maintenance of the property during the term of the Agreement:
Year 1	$ 50,000 (amended)
Year 2	$100,000
Year 3	$200,000
Year 4	$200,000
Year 5	$450,000
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

As of December 31, 2007, the Company has made lease payments totaling $10,000 and has incurred $39,366 in exploration costs with respect to the Pasco Canyon Project. As of December 31, 2007 the Company has not completed all of the prescribed exploration expenditures because a drilling permit has not been granted by the U.S. Forest Service.  However, on September 17, 2007, the Company was granted an ‘Agreement for Extension’ until July 14, 2008 to complete the work obligation.

PIEDMONT MINING COMPANY, INC.
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007

NOTE 3:	MINERAL PROPERTIES (continued)

F.	Dutch Flat Gold Project
On July 2, 2006, the Company entered into a five year Exploration Agreement with Option to Form Joint Venture (the ‘Agreement’) , on 114 claims in Humboldt County, Nevada (the Dutch Flat Project) pursuant to the following terms:
1.	Payment upon signing:	$35,000 (paid)
2.	The Company shall expend the following sums on exploration and maintenance of the property during the first 5 years of the Agreement:
Year 1	$200,000 (incurred)
Year 2	$300,000
Year 3	$500,000
Year 4	$500,000
Year 5	$500,000
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

To date, the Company has completed two drilling programs at the Property.  The Company has made the initial payment of $35,000 and has incurred $445,444 in exploration costs with respect to the Dutch Flat Gold Project as of December 31, 2007.

G.	PPM Gold Project
In April, 2007, the Company signed an “Exploration Agreement with Option to Form Joint Venture” (the “Exploration Agreement”) with Miranda US, Inc., a wholly-owned subsidiary of Miranda Gold Corp. (“Miranda”), a Canadian corporation listed on the TSX Venture Exchange.

Under the terms of the Exploration Agreement, the Company has an option to earn a 55% interest in 44 mining claims, located in Humboldt County, Nevada by incurring $1,750,000 in exploration work during a five year period as follows:
(i)	paying $25,000 within 30 days of the effective date of the Exploration Agreement (paid);
(ii)	incurring at least $175,000 in exploration work during the first year of the Exploration Agreement;
(iii)	incurring an additional $200,000 in exploration work during the second year;
(iv)	incurring an additional $300,000 in exploration work during the third year;
(v)	incurring an additional $425,000 in exploration work during the fourth year; and
(vi)	incurring an additional $650,000 in exploration work during the fifth year.

Upon completing the total $1,750,000 work expenditure requirement, the Company will have earned a 55% interest in the property and the project.  At that point, the Company has the option to enter into a joint venture with Miranda, with the Company being the operator.  After the first year of the agreement, the Company may terminate the agreement at any time on 30 days written notice. The Company must pay all claims maintenance fees, which will be credited against the work commitment expenditure requirement.

 The Company made an initial payment of $25,000 on signing and has incurred $51,992 in exploration costs with respect to the PPM Gold Project as of December 31, 2007.

H.	Willow Creek Project
A Letter of Intent was signed with Carlin Gold Corporation on the Willow Creek property, Elko County, Nevada on November 12, 2007 and an initial payment of $10,000 was made on signing.  The terms for a final agreement have not been completed as at the audit report date.

PIEDMONT MINING COMPANY, INC.
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007

NOTE 3:	MINERAL PROPERTIES (continued)

A summary of capitalized acquisition costs is as follows:

	Balance as at December 31, 2005	Option Payments	Balance as at December 31, 2006	Option Payments	Balance as at December 31, 2007
	$	$	$	$	$
Antelope Ridge	18,500	20,000	38,500	30,000	68,500
Dome Hi-Ho	47,000	26,667	73,667	33,333	107,000
Trinity Silver	10,000	-	10,000	-	10,000
Pasco Canyon	-	10,000	10,000	-	10,000
Bullion Mountain	-	10,000	10,000	10,000	20,000
Dutch Flat	-	35,000	35,000	-	35,000
PPM Miranda	-	-	-	25,000	25,000
	75,500	101,667	177,167	98.333	275,500

NOTE 4:	PROPERTY AND EQUIPMENT

	December 31, 2007	December 31, 2006

Computer Equipment	$5,579	$4,290
Less: accumulated depreciation	(4,650)	(2,763)
	$929	$1,527

NOTE 5:	RELATED PARTY TRANSACTIONS

The Board of Directors has authorized a monthly management fee of $8,000 to the Company’s President and CEO, which was increased to $10,000 per month effective August 1, 2007 and subsequently to $14,000 per month effective February 1, 2008. The unpaid portion of the management fee for the Company’s President and CEO for the years ended December 31, 2007 and 2006 was $82,000 and $119,000, respectively.  Administrative expenses incurred by the President and CEO at December 31, 2007 and 2006 were $0 and $1,852, respectively. The Company reimburses the President for office rent, which totaled $17,600 for the year ended December 31, 2007 and $14,000 for the year ended December 31, 2006.

The unpaid portion of exploration costs incurred by the Company’s Vice President at December 31, 2007 and 2006 which includes his compensation for services related to the various exploration projects and research and development, totaled $1,008 and $14,376, respectively.   The Vice President received compensation of $48,300 and $58,000 for years ended December 31, 2007 and 2006 respectively and incurred reimbursed exploration costs on behalf of the Company of $22,686 and $36,790 for the years ended December 31, 2007 and 2006, respectively.

The directors receive a fee of $200 per meeting for participating in Board meetings and Compensation and Audit Committee meetings.  The Chairmen of these Committees receive $300 per meeting. The unpaid portion of these fees at December 31, 2007 and 2006 were $0 and $1,500, respectively.

From time to time, the Company’s officers and directors advance monies to the Company. These loans bear interest at 5% per annum. These loans are unsecured and have no fixed repayment terms. All loans and related interest had been repaid at December 31, 2007 and 2006.

The Company granted stock options to certain directors and officers during 2007 and 2006, totaling 450,000 and 2,300,000 options, respectively.  These options had a fair value of $43,900 and $317,300, respectively.

All related party transactions involving provision of services in the normal course of business were recorded at the exchange amount, which is the value established and agreed to by the related parties reflecting arms length consideration payable for similar services or transfers.  (Other related party transactions are disclosed in Note 6)

PIEDMONT MINING COMPANY, INC.
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007

NOTE 6:	CAPITAL STOCK

Share Capital
The Company’s capitalization at December 31, 2007 was 50,000,000 authorized preferred shares with a par value of $1.00 per share and 200,000,000 common shares with no par value. At the stockholders’ meeting on December 4, 2007, the authorized number of common shares was increased from 100,000,000 to 200,000,000 shares with no par value and the authorized preferred shares were increased from 25,000,000 to 50,000,000 with a par value of $1.00

The holders of the Company’s common stock are entitled to one vote for each share held of record on all matters submitted to a vote of shareholders.  Holders of common stock are entitled to receive ratably such dividends, if any, as may be declared by the Board of Directors out of funds legally available.

The Company did not declare or pay any cash dividends during the past two years.  The Company has no present plan for the payment of any dividends.

Common share transactions

During the year ended December 31, 2007 the Company:

(a)
issued 425,000 common shares upon the exercise of warrants at an exercise price of $0.15 per share, 125,000 common shares upon the exercise of warrants at an exercise price of $0.16 per share and 2,474,480 common shares upon the exercise of warrants at an exercise price of $0.08 per share, for net proceeds of $281,709; and

PIEDMONT MINING COMPANY, INC.
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007

NOTE 6:	CAPITAL STOCK (continued)

Common share transactions (continued)

(b)
issued 1,875,000 units at $0.16 consisting of one common share and one half common share purchase warrant at $0.20 per unit and 1,875,000 units at $0.16 consisting of one common share and one common share purchase warrant at $0.20 per unit for proceeds of $578,018, net of commissions of $21,982.  The 2,812,500 common stock purchase warrants issued entitle the owners to purchase one share of the Company’s common stock at a price of $0.20 per share for a period of two years.  In connection with the offering, the Company issued to its placement agent warrants to purchase 187,500 shares at $0.16 per share of common stock.  These placement agent warrants are exercisable at any time before August 2, 2012.

(c)
issued 2,120,000 units at $0.30 consisting of one common share and one common share purchase warrant at $0.60 per unit for proceeds of $636,000.  The common stock purchase warrants issued entitle the owner to purchase one share of the Company’s common stock at a price of $0.60 per share for a period of two years.

(d)	issued 105,634 common shares at a fair value of $15,000 under the terms of certain mineral property option agreements.

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

Stock-Based Compensation and Other Equity Transactions
The Company does not have a formal stock-based compensation plan.  The Company’s Compensation Committee makes recommendations to the Board of Directors for the granting of awards of stock options to its officers and directors on a case-by-case basis.

For options issued to service providers, the Company follows SFAS No. 123(R), Accounting for Stock-Based Compensation, which requires that such transactions be accounted for using a fair-value-based method. The Company uses the Black-Scholes-Merton (“BSM”) option-pricing model to determine the fair-value of stock-based awards under SFAS No. 123(R).

At the time of issuance, the exercise price of all options granted was in excess of the market price of the stock.

The fair value of options issued during the years ended December 31, 2007 and 2006 was determined using the Black-Scholes option pricing model with the following assumptions:

	Year ended December 31, 2007	Year ended December 31, 2006
Risk-free interest rates	4.25% to 4.90%	3.76% to 5.02%
Volatility factor	109%	100%
Estimated life of options, in years	3	3
Weighted average calculated value of options granted	$0.073	$0.070

PIEDMONT MINING COMPANY, INC.
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007

NOTE 6:	CAPITAL STOCK (continued)

Stock-Based Compensation and Other Equity Transactions (continued)
Of the 450,000 stock options granted during the year ended December 31, 2007, 150,000 vested immediately; 300,000 vest in 2008; and the remainder vest in 2009. The terms of these awards are three years. The fair value of these options was $43,900 at the grant date. Total compensation expense for the year ended December 31, 2007 equaled $143,500, which corresponds to the vesting schedule. As of December 31, 2007, the total compensation expense related to non-vested awards to be recognized in future periods is $123,901. This expense will be recognized ratably as the stock options vest on the anniversary dates of the grants during 2008 and 2009.

Of the 2,600,000 stock options granted during the year ended December 31, 2006, 850,000 vested immediately; 983,333 vested in 2007; and the remainder vest in 2008 and 2009. The terms of these awards are three to five years. The fair value of these options was $289,900 at the grant date.  Of the 2,925,000 stock options granted during the year ended December 31, 2005, 1,241,667 vested immediately; 841,667 vested in 2006, and 841,667 vested in 2007.  The fair value of the unvested options at January 1, 2006 (commencement of accounting under SFAS No. 123(R) was $57,467.  Total compensation expense for the year ended December 31, 2006 equaled $123,367, which corresponds to the vesting schedule.

The intrinsic value of the outstanding and exercisable stock options at December 31, 2007 was approximately $389,000.

Below is a summary of the stock option activity for the years ended December 31, 2007 and 2006:

	Number of
	Shares	Weighted
	Subject to	Average
	Options	Exercise Price
		$
Outstanding, December 31, 2005	3,425,000	0.236
Granted, February 8, 2006	1,200,000	0.230
Expired, April 13, 2006	(500,000)	0.300
Granted, June 16, 2006	1,150,000	0.250
Granted, December 28, 2006	250,000	0.270
Outstanding, December 31, 2006	5,525,000	0.233
Granted, March 29, 2007	250,000	0.250
Granted July 3, 2007	200,000	0.250
Outstanding, December 31, 2007	5,975,000	0.235

		Weighted
	Nonvested	Average
	Options	Fair Value
		$
Nonvested Options
Nonvested options, December 31, 2005	1,683,333	-
Granted, February 8, 2006	1,200,000	0.037
Granted, June 16, 2006	1,150,000	0.027
Granted, December 28, 2006	250,000	0.023
Vested	(1741,666)	0.011
Nonvested options, December 31, 2006	2,541,667	0.020
Granted, March 29, 2007	250,000	0.09
Granted, July 3, 2007	200,000	0.11
Vested	(1,841,667)	0.02
Nonvested options, December 31, 2007	1,150,000	0.06

PIEDMONT MINING COMPANY, INC.
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007

NOTE 6:	CAPITAL STOCK (continued)

Stock-Based Compensation and Other Equity Transactions (continued)
The following tables summarize information and terms of the options outstanding and exercisable:

Range of Exercise Prices	Number of Shares	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number of Shares	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price

Options Outstanding at December 31, 2006				Options Exercisable at December 31, 2006
$ 0.20 – 0.27	5,525,000	3.99	$ 0.234	2,541,667	4.13	$ 0.251

Options Outstanding at December 31, 2007				Options Exercisable at December 31, 2007
$ 0.20 – 0.27	5,975,000	3.15	$ 0.235	4,825,000	3.13	$ 0.233

Common stock purchase warrants
Total outstanding warrants at December 31, 2007 were 10,697,000.  The exercise prices on all warrants range from $0.15 to $0.60 per share. The warrants are exercisable immediately upon issuance and the expiration dates range between two and five years after issuance.  These warrants include the following grants:

On July 3, 2007, the Company granted warrants to various parties for efforts related to obtaining funding.  The parties were granted the right to purchase 1,050,000 shares of common stock at exercise prices ranging from $0.25 to $0.40 per share, to July 3, 2010.  The Company estimated the total fair market value of these warrants to be $86,700 at the date of grant, using the BSM pricing model using an expected life of 2 years, a risk-free interest rate of 4.9% and an expected volatility of 109%.  This amount has been expensed as a financing fee as no funds were raised by these efforts.

In addition, on September 4, 2007, the Company granted 100,000 warrants for the right to purchase 100,000 shares of common stock at $0.35 per share to August 30, 2009.  The Company estimated the total fair market value of these warrants to be $5,400 at the date of grant, using the BSM pricing model using an expected life of 1 year, a risk-free interest rate of 4.9% and an expected volatility of 109%.  As these warrants were granted in return for waiving of demand registration rights, this amount has been expensed as a financing fee.

In connection with a private placement offering, the Company issued to its placement agent warrants to purchase 187,500 shares at $0.16 per share of common stock.  These placement agent warrants are exercisable at any time before August 2, 2012. The Company estimated the total fair market value of these warrants to be $40,300 at the date of grant, using the BSM pricing model using an expected life of 3 years, a risk-free interest rate of 4.9% and an expected volatility of 109%.  This amount has not been disclosed separately in the statement of stockholders’ equity.

During the year ended December 31, 2007, the Company issued warrants relating to unit private placements granting holders the right purchase 4,932,500 shares of common stock.  The Company estimated the total fair market value of these warrants to be $210,300 at the date of grant, using the same methods and assumptions employed above in valuing the stock options. The exercise prices on these warrants range from $0.20 to $0.60 per share. The warrants were exercisable immediately upon issuance and the expiration dates range between one year and two years after issuance.  The fair value of the warrants has been included in capital stock.

The intrinsic value of warrants exercisable at December 31, 2007 was approximately $593,000.

During the year ended December 31, 2006, the Company issued warrants granting holders the right purchase 6,653,666 shares of common stock.  The Company estimated the total fair market value of these warrants to be $119,781 at the date of grant, using the same methods and assumptions employed above in valuing the stock options. The exercise prices on these warrants range from $0.08 to $0.13 per share. The warrants were exercisable immediately upon issuance and the expiration dates range between one year and two years after issuance. The fair value of the warrants has been included in capital stock.

PIEDMONT MINING COMPANY, INC.
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007

NOTE 6:	CAPITAL STOCK (continued)

Common stock purchase warrants (continued)
A summary of the Company’s stock purchase warrants as of December 31, 2007 and 2006 and changes during the years is presented below:

	Number of Warrants	Weighted average exercise price	Weighted average remaining life (years)
		$
Balance, December 31, 2005	3,098,290	0.09	1.30
Issued	6,653,666	0.22	-
Exercised	(457,143)	0.10	-
Expired	(166,667)	-	-
Balance, December 31, 2006	9,128,146	0.18	0.84
Issued	6,270,000	0.36	-
Exercised	(3,024,480)	0.09	-
Expired	(1,676,666)	0.17	-
Balance, December 31, 2007	10,697,000	0.31	1.24

NOTE 7:	INCOME TAXES

The Company has adopted FASB No. 109 for reporting purposes.  As of December 31, 2007, the Company had net operating loss carry forwards of approximately $14,873,573 that may be available to reduce future years’ taxable income.  These carry forwards will begin to expire, if not utilized, commencing in 2009.  Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry forwards.

The Company reviews its valuation allowance requirements on an annual basis based on projected future operations.  When circumstances change that causes a change in management’s judgment about the recoverability of future tax assets, the impact of the change on the valuation allowance is generally reflected in current income.

Income taxes are paid only to the United States government and applicable state governments. The Company’s deferred tax assets consists of the following:

	December 31,
	2007	2006
Loss carryforwards:
Federal 35%	$4,704,937	$4,473,581
State 7%	940,987	894,716
Total	5,645,925	5,368,298
Property	644,246	324,501
Less valuation allowance	(6,290,717)	(5,692,798)
Net deferred tax asset	$-	$-

PIEDMONT MINING COMPANY, INC.
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007

NOTE 7:	INCOME TAXES (continued)

A reconciliation of the provision (benefit) for income taxes with amounts determined by applying the statutory U.S. federal and state income tax rates to income before income taxes is as follows:

	Year ended December 31,
	2007	2006
Net loss before taxes	$(1,658,538)	$(1,140,612)
Federal and State Statutory rate	42%	42%
Expected tax recovery	(696,586)	(479,057)
(Decrease) increase in taxes resulting from:
Permanent differences	261	173
Non-deductible warrants issued as finance fees	38,682	-
Non-deductible stock based compensation	60,270	51,814
Other timing differences	319,45	229,417
Increase in valuation allowance	277,628	197,654
Income tax expense(benefit) from continuing operations	$-	$-

Effective income tax rate	0%	0%

As the criteria for recognizing future income tax assets have not been met due to the uncertainty of realization, a valuation allowance of 100% has been recorded for the current and prior year.

The deferred tax assets result from net operating loss carry-forwards. These losses will reverse either upon their utilization against taxable income or upon their statutory expiration.  Federal net operating loss carry-forwards of $13,442,679 and $12,781,661 remained at December 31, 2007and 2006, respectively, and expire as follows:

Expiration	Net Operating Loss
2009	$2,126,000
2010	1,695,000
2011	2,958,000
2012	1,300,000
2017	778,000
2018	573,000
2019	336,000
2020	1,368,000
2021	202,000
2022	179,000
2023	171,545
2024	161,755
2025	462,759
2026	470,602
2027	940,987
$13,442,679

During the year 2007, the Company did not recognize any interest and penalties.  The amount, if any,  attributed to interest and penalties would be immaterial.

PIEDMONT MINING COMPANY, INC.
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007

NOTE 8:	SUPPLEMENTAL CASH FLOW INFORMATION AND NONCASH INVESTING AND FINANCING ACTIVITIES

	Year Ended December 31,
	2007	2006
	$	$
Interest paid	-	-
Income taxes paid	-	-
Common stock issued under the terms of mineral option agreements	15,000	10,000

During the year ended December 31, 2007 the Company issued 105,634 shares of common stock at a fair value of $15,000 under the terms of its mineral property option agreements.

During the year ended December 31, 2006 the Company issued 43,478 shares of common stock at a fair value of $10,000 under the terms of its mineral property option agreements.

NOTE 9:	SUBSEQUENT EVENTS

On February 11, 2008, pursuant to a Subscription Agreement and receipt of $12,500, the Company issued 41,667 shares of common stock at a price of $0.30 per share, and warrants to purchase an additional 41,667 shares at a price of $0.60 per share for two years.

On February 20, 2008, pursuant to a Subscription Agreement and receipt of $9,990, the Company issued 33,300 shares of common stock at a price of $0.30 per share, and warrants to purchase an additional 33,300 shares at a price of $0.60 per share for two years.

On March 12, 2008, pursuant to a Subscription Agreement and receipt of $15,000, the Company issued 53,571 shares of common stock at a price of $0.28 per share, and warrants to purchase an additional 53,571 shares at a price of $0.50 per share for two years.

Exhibit Index

Exhibit No.	Description	Location
3.1.1	Articles of Incorporation of Piedmont Mining Company, Inc., filed July 25, 1983	Provided herewith

3.1.2	Amendment to Articles of Incorporation, filed August 1, 1983	Provided herewith

3.1.3	Amendment to Articles of Incorporation, filed June 11, 1984	Provided herewith

3.1.4	Amendment to Articles of Incorporation, filed June 24, 1984	Provided herewith

3.1.5	Amendment to Articles of Incorporation, filed July 23, 1987	Provided herewith

3.1.6	Amendment to Articles of Incorporation, filed September 2, 1987	Provided herewith

3.1.7	Amendment to Articles of Incorporation, filed June 7, 1988	Provided herewith

3.1.8	Amendment to Articles of Incorporation, filed June 15, 1994	Provided herewith

3.1.9	Amended and Restated Articles of Incorporation, filed December 17, 2007	Incorporated by reference to exhibit 3.1 to the Company’s Current Report on Form 8-K, as filed with the SEC on December 20, 2007.

3.2.1	Bylaws of Piedmont Mining Company, Inc.	Provided herewith

3.2.2	Amendment to Bylaws adopted June 25, 1984	Provided herewith

3.2.3	Amendment to Bylaws adopted in 1988	Provided herewith

3.2.4	Amendment to Bylaws adopted May 17, 1988	Provided herewith

3.2.5	Amendment to Bylaws adopted May 17, 1988	Provided herewith

3.2.6	Amendment to Bylaws adopted April 7, 1989	Provided herewith

3.2.7	Amendment to Bylaws adopted March 14, 1990	Provided herewith

3.2.8	Amendment to Bylaws adopted September 26, 1990	Provided herewith

4.1	Form of Stock Specimen	Incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form SB-2, as filed with the SEC on June 27, 2006

4.2	Form of Subscription Agreement	Incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form SB-2, as filed with the SEC on June 27, 2006

4.3	Form of Warrant Agreement	Incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form SB-2, as filed with the SEC on June 27, 2006

4.4	Form of Registration Rights Agreement	Incorporated by reference to Exhibit 4.4 to the Company’s Registration Statement on Form SB-2, as filed with the SEC on June 27, 2006

4.5	Form of Investor Warrant	Incorporated by reference to Exhibit 4.1 the Company’s Current Report on Form 8-K as filed with the SEC on July 26, 2007

4.6	Form of Placement Agent Warrant for Units	Incorporated by reference to Exhibit 4.2 the Company’s Current Report on Form 8-K as filed with the SEC on July 26, 2007

4.6	Form of Subscription Agreement with Registration Rights	Incorporated by reference to Exhibit 10.1 the Company’s Current Report on Form 8-K as filed with the SEC on July 26, 2007

4.7	Form of Subscription Agreement with Piggy Back Registration Right	Incorporated by reference to Exhibit 10.2 the Company’s Current Report on Form 8-K as filed with the SEC on July 26, 2007

10.1	Mining Lease with Option to Purchase by and between Mountain Gold Exploration Inc., GeoCorp and Piedmont Mining Company, Inc. dated as of April 26, 2005	Incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form SB-2, as filed with the SEC on June 27, 2006

10.2	Exploration and Option to Enter Joint Venture Agreement by and between Toquima Minerals US Inc. and Piedmont Mining Company, Inc. dated as of August 16, 2005	Incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form SB-2, as filed with the SEC on June 27, 2006

10.3	First Amendment of Option Agreement HiHo Property by and between Brancote U.S. Inc., Lander Resources LLC, Toquima Minerals US Inc. and Piedmont Mining Company, Inc. dated as of April 3, 2006	Incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form SB-2, as filed with the SEC on June 27, 2006

10.4	Mining Lease with Option to Purchase by and between Nevada Eagle Resources LLC and Piedmont Mining Company, Inc. dated as of November 11, 2005	Incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form SB-2, as filed with the SEC on June 27, 2006

10.5	Exploration and Development Agreement by and between AuEx, Inc. and Piedmont Mining Company, Inc. dated as of September 15, 2005	Incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form SB-2, as filed with the SEC on June 27, 2006

10.6	Option Agreement by and between Piedmont Mining Company, Inc. and AuEx, Inc. dated as of February 14, 2006	Incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form SB-2, as filed with the SEC on June 27, 2006

10.7	Exploration Agreement With Option to Form Joint Venture by and between Piedmont Mining Company, Inc. and Columbus Gold (U.S.) Corporation dated as of July 2, 2006	Incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form SB-2, as filed with the SEC on August 16, 2006

10.8
Drilling Agreement 2007 by and between Golden Odyssey Exploration Inc., Piedmont Mining Company, Inc., Bravo Alaska, Inc., Rio Fortuna Exploration (US) Inc. and Drift Exploration Drilling, Inc., dated January 1, 2007
Incorporated by reference to Exhibit 10.1 the Company’s Current Report on Form 8-K as filed with the SEC on March 23, 2007

10.9	Exploration Agreements with Option to Form a Joint Venture by and between Piedmont Mining Company, Inc. and Miranda Gold U.S.A., dated April 17, 2007	Incorporated by reference to Exhibit 10.1 the Company’s Current Report on Form 8-K as filed with the SEC on April 23, 2007

10.10	Services Agreement by and between Piedmont Mining Company, Inc. and Miranda Gold U.S.A., dated April 17, 2007	Incorporated by reference to Exhibit 10.2 the Company’s Current Report on Form 8-K as filed with the SEC on April 23, 2007

21	Subsidiaries of Piedmont Mining Company, Inc.	Incorporated by reference to Exhibit 21.1 to the Company’s Registration Statement on Form SB-2, as filed with the SEC on June 27, 2006

31.1	Certification Pursuant to Section 302	Provided herewith

31.2	Certification Pursuant to Section 302	Provided herewith

32.1	Certification Pursuant to 18 U.S.C. Section 1350	Provided herewith

32.2	Certification Pursuant to 18 U.S.C. Section 1350	Provided herewith