Form 10QSB
period 2008-03-31
Piedmont Mining Company, Inc.
filed 2008-05-14
CIK 1366826

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2008

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
Yes ☒                      No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)
Yes ☐                      No ☒
As of  May 3, 2008 there were 64,328,645 outstanding shares of the issuer’s common stock.

Transitional Small Business Disclosure Format (Check one):
Yes ☐                      No ☒

PIEDMONT MINING COMPANY, INC.

FORM 10-QSB INDEX

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

PIEDMONT MINING COMPANY, INC.
(An Exploration Stage Company)
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2008 (unaudited)	2007 (audited)
CURRENT ASSETS	$	$
Cash and cash equivalents	3,430	165,877
Prepaid expenses and other	12,567	21,168
Total current assets	15,997	187,045

MINERAL PROPERTIES (Note 3)	285,500	275,500
PROPERTY AND EQUIPMENT (Note 4)	713	929

Total Assets	302,210	463,474

CURRENT LIABILITIES
Accounts payable and accrued liabilities	310,426	322,149
Due to related parties (Note 5)	96,550	83,008
Total current liabilities	406,976	405,157

STOCKHOLDERS’ EQUITY (DEFICIENCY)
Capital Stock (Note 6)
Authorized:
50,000,000 Preferred stock $1.00 par value
200,000,000 Common stock no par value
Common stock issued and outstanding: 63,192,312 common (2007 – 63,063,774)	15,738,185	15,700,695
Additional paid-in capital	782,809	730,042
Deficit accumulated prior to the exploration stage	(12,564,287)	(12,564,287)
Deficit accumulated during exploration stage	(4,061,473)	(3,808,133)
Total stockholders’ equity (deficiency)	(104,766)	58,317
Total liabilities and stockholders’ equity (deficiency)	302,210	463,474

The accompanying notes are an integral part of these financial statements.

PIEDMONT MINING COMPANY, INC.
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF LOSS
(unaudited)

	Three months Ended March 31, 2008	Three months Ended March 31, 2007	For the Period from January 1, 2002 (Date of Inception of Exploration Stage) to March 31, 2008
	$	$	$

EXPENSES
Depreciation	216	465	145,670
Exploration, geological and geophysical costs	73,961	83,469	1,876,218
General and administrative	35,354	40,895	722,847
Management fees	91,267	109,365	628,938
Professional fees	55,740	60,232	652,435

	256,538	294,426	4,026,108

LOSS BEFORE OTHER ITEMS	(256,538)	(294,426)	(4,026,108)

INTEREST INCOME	3,198	1	11,225

LOSS ON OTHER NON-OPERATING ACTIVITIES	-	-	(46,590)

NET LOSS	(253,340)	(294,425)	(4,061,473)

BASIC AND DILUTED LOSS PER SHARE	(0.004)	(0.006)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING, BASIC AND DILUTED	63,109,248	51,607,068

The accompanying notes are an integral part of these financial statements

PIEDMONT MINING COMPANY, INC.
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended March 31,		For the Period from January 1, 2002 (Date of Inception of Exploration Stage) to March 31,
	2008	2007	2008
	$	$	$

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	(253,340)	(294,425)	(4,061,473)
Adjustments to reconcile net loss to net cash from operating activities:
Warrants issued as finance fees	-	-	92,100
Stock based compensation	52,767	85,365	319,634
Depreciation	216	465	145,670
Loss on other non-operating activities	-	-	(21,000)
Changes in operating assets and liabilities:
Prepaid expenses and other	8,601	14,260	(9,617)
Accounts payable and accrued liabilities	1,819	86,059	367,519
NET CASH FLOWS USED IN OPERATING ACTIVITIES	(189,937)	(108,276)	(3.167.167)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of shares for cash, net of issuance costs	37,490	83,750	3,037,214
Related party advances (repayments)	-	9,000	(14,005)
Convertible notes	-	-	291,145
NET CASH FLOWS FROM FINANCING ACTIVITIES	37,490	92,750	3,314,354

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	-	-	(5,579)
Proceeds from non-operating activities	-	-	97,125
Mineral property costs	(10,000)	-	(236,000)
NET CASH FLOWS USED IN INVESTING ACTIVITIES	(10,000)	-	(144,454)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(162,447)	(15,526)	2,733
CASH AND CASH EQUIVALENTS, BEGINNING	165,877	17,222	697

CASH AND CASH EQUIVALENTS, ENDING	3,430	1,696	3,430

SUPPLEMENTAL CASH FLOW INFORMATION AND NON-CASH INVESTING AND FINANCING ACTIVITIES (Note 7)

The accompanying notes are an integral part of these financial statements.

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

The Company has entered into option and earn-in agreements on seven (7) different exploration properties in the state of Nevada and may opt to acquire one or more of the properties that the Company currently leases pursuant to option and earn-in agreements. Management’s plan is to conduct exploration for gold and silver at these properties and at other properties it may enter into agreements on to assess whether they might possess economic deposits of gold and/or silver which could be recovered at a profit. The Company does not intend to build an exploration staff but rather to work with competent exploration groups who can manage the exploration activities on these properties with the Company’s funding.

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

The Company is in the exploration stage and to date has not yet generated any net revenues or cash flow from its activities. The Company has a history of losses and has a working capital deficit of $390,979 and a deficit of $16,625,760 at March 31, 2008.  This creates an uncertainty as to how the Company will fund its operations and maintain sufficient cash flow to operate as a going concern. These financial statements do not reflect any adjustments to the carrying values of assets that might result from the outcome of this uncertainty.

The Company intends to fund its ongoing operations by way of private placements of its securities as may be required.  Since 2002, private placements of stock with warrants and the exercise of some of those warrants have resulted in total cash proceeds of $2,037,214 through March 31, 2008.

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

NOTE 1:                      NATURE OF OPERATIONS (continued)

Unaudited Interim Financial Statements
The accompanying unaudited interim consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. They may not include all information and footnotes required by United States generally accepted accounting principles for complete financial statement disclosure. However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended December 31, 2007, included in the Company’s form 10-KSB filed with the Securities and Exchange Commission. The unaudited interim consolidated financial statements should be read in conjunction with those financial statements included in the Form 10-KSB. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three months ended March 31, 2008 are not necessarily indicative of the results that may be expected for the year ending Decembe31, 2008.

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

Impairment of Long-Lived Assets
The Company reviews property and equipment and certain identifiable intangibles, excluding goodwill, for impairment in accordance with SFAS No. 144, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable.  Recoverability of these assets is measured by comparison of its carrying amount to future undiscounted cash flows the assets are expected to generate.  If property, plant, and equipment and certain identifiable intangibles are considered to be impaired, the impairment to be recognized equals the amount by which the carrying value of the assets exceeds fair market value.  For the three months ended March 31, 2008 and the fiscal year ended December 31, 2007, the Company had no material impairment of its long-lived assets.

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

Net loss used in determining basic LPS for the three months ended March 31, 2008 and 2007 was ($253,340) and ($294,425), respectively. The weighted average number of shares of common stock used in determining basic LPS for the three months ended March 31, 2008 and 2007 was 63,109,248 and 51,607,068, respectively.

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

Income Taxes
The Company follows the liability method of accounting for income taxes.  Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax balances.  Deferred tax assets and liabilities are measured using enacted or substantially enacted tax rates expected to apply to the taxable income in the years in which those differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the date of enactment or substantive enactment.  As at March 31, 2008, the Company had net operating loss carry forwards; however, due to the uncertainty of realization, the Company has provided a full valuation allowance for the potential deferred tax assets resulting from these losses carry forwards.

Stock-Based Compensation
On January 1, 2006, the Company adopted SFAS No. 123 (revised 2004) (SFAS No. 123R), Share-Based Payment, which addresses the accounting for stock-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments.  In January 2005, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 107, which provides supplemental implementation guidance for SFAS No. 123R. SFAS No. 123R eliminates the ability to account for stock-based compensation transactions using the intrinsic value method under Accounting Principles Board (APB) Opinion No. 25, Accounting for

NOTE 2:                      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  (continued)

Stock-Based Compensation (continued)
Stock Issued to Employees, and instead generally requires that such transactions be accounted for using a fair-value-based method.  The Company uses the Black-Scholes-Merton (“BSM”) option-pricing model to determine the fair-value of stock-based awards under SFAS No. 123R, consistent with that used for pro forma disclosures under SFAS No. 123, Accounting for Stock-Based Compensation.  The Company has elected the modified prospective transition method as permitted by SFAS No. 123R and accordingly prior periods have not been restated to reflect the impact of SFAS No. 123R.  The modified prospective transition method requires that stock-based compensation expense be recorded for all new and unvested stock options, restricted stock, restricted stock units, and employee stock purchase plan shares that are ultimately expected to vest as the requisite service is rendered beginning on January 1, 2006 the first day of the Company’s fiscal year 2006.  Stock-based compensation expense for awards granted prior to January 1, 2006 is based on the grant date fair-value as determined under the pro forma provisions of SFAS No. 123

Property and Equipment
Property and equipment is comprised of computer equipment that is recorded at cost and amortized over 3 years on a straight-line basis.

Registration Payment Arrangements
On January 1, 2007, the Company adopted FSP EITF 00-19-02, Accounting for Registration Payment Arrangements (“FSP 00-19-2”) which addresses accounting for registration payment arrangements.  FSP 00-19-2 specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with FASB Statement No. 5, Accounting for Contingencies.  FSP 00-19-2 further clarifies that a financial instrument subject to a registration payment arrangement should be accounted for in accordance with other applicable generally accepted accounting principles without regard to the contingent obligation to transfer consideration pursuant to the registration payment arrangement.

Recent Accounting Pronouncements
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

In December 2007, the FASB issued SFAS No. 141 (Revised) “Business Combinations”. SFAS 141 (Revised) establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable

NOTE 2:                      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  (continued)

Recent Accounting Pronouncements (continued)
users of the financial statements to evaluate the nature and financial effects of the business combination. The guidance will become effective for the fiscal year beginning after December 15, 2008. Management is in the process of evaluating the impact, if any, SFAS 141 (Revised) will have on the Company’s financial statements upon adoption.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities ("SFAS 161"). SFAS 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance, and cash flows. SFAS 161 achieves these improvements by requiring disclosure of the fair values of derivative instruments and their gains and losses in a tabular format. It also provides more information about an entity's liquidity by requiring disclosure of derivative features that are credit risk-related. Finally, it requires cross-referencing within footnotes to enable financial statement users to locate important information about derivative instruments. SFAS 161 will be effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, will be adopted by the Company beginning in the first quarter of 2009. The Company does not expect there to be any significant impact of adopting SFAS 161 on its financial position, cash flows and results of operations.

NOTE 3:                      MINERAL PROPERTIES

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

NOTE 3:                      MINERAL PROPERTIES (continued)

A.           Antelope Ridge Project (continued)

As at March 31, 2008, the Company has made lease payments and option payments totaling $68,500 and has expensed $188,340 in exploration costs with respect to the Antelope Ridge Project. In October 2007 drilling commenced on this property.   These costs have been funded with proceeds from the sale of common stock and warrants.

B.           Bullion Mountain Project
Effective November 11, 2005, the Company entered into a ten year Mining Lease with Option to Purchase on 17 claims in Lander County, Nevada (the ‘Bullion Mountain Project’) pursuant to the following terms:
1.	Lease payments required:
a)	On signing:	$5,000 plus $2,274 for claims fees reimbursement was paid
b)	First anniversary:	$5,000 was paid
c)	Second anniversary:	$10,000 was paid
d)	Third anniversary and each anniversary thereafter: $15,000
2.	The Company must expend the following additional amounts in exploration and maintenance of the property during the first two years of the agreement:
a)	By November 2006:	$20,000 (incurred)
b)	By November 2007:	$50,000
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

As at March 31, 2008, the Company has made lease payments totaling $20,000 and has incurred $24,458 in exploration costs.

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
f)
Lease payment March 2007 and each year thereafter:   $10,000 in cash until the Company has either earned a 51% interest in the project or terminated the Agreement.  Lease payments to March 31, 2008 have been made.

The agreement was subsequently amended on April 3, 2006. The Company must elect by April 26, 2011 to exercise the underlying option on 20 of the claims by paying $200,000.

NOTE 3:                      MINERAL PROPERTIES (continued)

C.           Dome-Hi-Ho Project (continued)

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

4.	The underlying purchase option on 20 of the claims was renegotiated in 2006. Accordingly, payments now required on the underlying purchase option are as follows:
a)	On signing the option amendment in April 2006:	$10,000 (paid)
b)	On first anniversary of amendment in April 2007:	$10,000 (paid)
c)	On second anniversary of amendment in April 2008:	$20,000 (paid)
d)	Option exercise price by April 2009:	$200,000, less above payments.
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

As at March 31, 2008, the Company has made lease and option payments totaling $117,000 and has incurred approximately $342,480 in exploration costs with respect to the Dome-Hi-Ho Project.

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

NOTE 3:                      MINERAL PROPERTIES (continued)

D.           Trinity Silver Project (continued)
As at March 31, 2008, the Company has made lease payments totaling $10,000 and has incurred $581,709 in exploration and property maintenance costs with respect to the Trinity Silver Project.

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
Year 1                      $  50,000 (extended to July 14, 2008)
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

As at March 31, 2008, the Company has made lease payments totaling $10,000 and has incurred $39,366 in exploration costs with respect to the Pasco Canyon Project. As of March 31, 2008 the Company has not completed all of the prescribed exploration expenditures because a drilling permit has not yet been granted by the U.S. Forest Service.   However, on September 17, 2007, the Company was granted an ‘Agreement for Extension’ until July 14, 2008 to complete the work obligation.  Based on recent meetings with the U.S. Forest Service, it is currently anticipated that the required permit may be received in the next couple of months.  A drilling program has been planned and these costs will be funded by the sale of common stock and warrants.

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

NOTE 3:                      MINERAL PROPERTIES (continued)

F.           Dutch Flat Gold Project (continued)

As at March 31, 2008, the Company has made lease payments totaling $35,000 and has incurred $492,965 in exploration costs.

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

As at March 31, 2008, the Company made an initial payment of $25,000 on signing and has expended $61,518 in exploration costs with respect to the PPM Gold Project.

A summary of capitalized expenditures, per property, is as follows:

	Balance as at December 31, 2007	Incurred during the period	Balance as at March 31, 2008
	$	$	$
Antelope Ridge	68,500		68,500
Bullion Mountain	20,000	-	20,000
Dome Hi-Ho	107,000	10,000	117,000
Dutch Flat	35,000	-	35,000
Pasco Canyon	10,000	-	10,000
Trinity Silver	10,000	-	10,000
PPM Gold	25,000		25,000
	275,500	10,000	285,500

NOTE 3:                      MINERAL PROPERTIES (continued)

H.           Willow Creek Project
A Letter of Intent was signed with Carlin Gold Corporation on the Willow Creek property, Elko County, Nevada on November 12, 2007 and an initial payment of $10,000 was made on signing.  The terms for a final agreement have not been completed as at March 31, 2008.

NOTE 4:                      PROPERTY AND EQUIPMENT

	March 31, 2008	December 31, 2007

Computer Equipment	$5,578	$4,290
Less: accumulated depreciation	(4,865)	(3,361)
	$713	$929

NOTE 5:                      DUE TO RELATED PARTIES AND RELATED PARTY TRANSACTIONS

The Board of Directors has authorized a monthly management fee of $10,000 to the Company’s President and CEO, which was increased to $14,000 per month, effective February 1, 2008. The unpaid portion of the monthly management fees at March 31, 2008 and December 31, 2007 was $83,000 and $82,000, respectively.  Unpaid administrative expenses incurred by the President and CEO at March 31, 2008 and December 31, 2007 were $3,886 and $0, respectively. The Company reimburses the President for office rent, which totaled $4,800 for the three months ended March 31, 2008, and $3,600 for the three months ended March 31, 2007.

The unpaid portion of exploration costs incurred by the Company’s Vice-President at March 31, 2008 and December 31, 2007 were $9,664 and $1,621, respectively, which includes his compensation of $8,200 and $950, respectively, for services related to the various exploration projects and research and development.

The directors receive a fee of $200 per meeting for participating in Board meetings and Compensation and Audit Committee meetings. The Chairmen of these Committees receive $300 per meeting.  All directors’ fees were paid at March 31, 2008 and December 31, 2007.

From time to time, the Company’s officers and directors advance monies to the Company. These loans bear interest at 5% annually. These loans are unsecured and have no fixed repayment terms. The unpaid balances related to these advances at March 31, 2008 and December 31, 2007 were $nil, respectively.

No stock options were granted to its officers or directors by the Company for the three months ended March 31, 2008.

All related party transactions involving provision of services or transfer of tangible assets in the normal course of business were recorded at the exchange amount, which is the value established and agreed to by the related parties reflecting arms length consideration payable for similar services or transfers.  (Other related party transactions are disclosed in Note 6.)

NOTE 6:                      CAPITAL STOCK

Share Capital
The Company’s capitalization is 50,000,000 authorized preferred shares with a par value of $1.00 per share and 200,000,000 common shares with no par value.

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

Common Share Transactions
During the three months ended March 31, 2008, the Company completed the following equity transactions:

A private placement offering of 74,967 Units, consisting of one share of Common Stock (the “Shares”) and one share of a Common Stock Purchase Warrant (the “Warrants”) at a price of $0.30 per Unit for proceeds of $22,490.  The Warrants are exercisable for a period of two years and shall entitle the holder to purchase one share of Common Stock (the “Warrant Shares”) for $0.60 per Warrant Share.

A private placement offering of 53,571 Units, consisting of one share of Common Stock (the “Shares”) and one share of a Common Stock Purchase Warrant (the “Warrants”) at a price of $0.28 per Unit for proceeds of $15,000.  The Warrants are exercisable for a period of two years and shall entitle the holder to purchase one share of Common Stock (the “Warrant Shares”) for $0.50 per Warrant Share.

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

No options were issued during the three months ended March 31. 2008.

Of the 450,000 stock options granted during the year ended December 31, 2007, 150,000 vested in 2007; 150,000 vest in 2008; and the remainder vest in 2009. The terms of these awards are three to five years. The fair value of these options was $43,900 at the 2007 grant date. Total compensation expense for the three months ended March 31, 2008 was $52,767 and for the year ended December 31, 2007 equaled $143,500, which corresponds to the vesting schedule. As of March 31. 2008, the total compensation expense related to non-vested awards to be recognized in future periods is $71,134. This expense will be recognized ratably as the stock options vest on the anniversary dates of the grants during 2008 and 2009.

In February, 2008 a director resigned from the Company’s Board and his vested options expired unexercised.

NOTE 6:                      CAPITAL STOCK (continued)

Stock-Based Compensation and Other Equity Transactions (continued)

Below is a summary of the stock option activity for the three months ended March 31, 2008:

		Weighted
		Average
	Number	Exercise Price
		$
Outstanding, December 31, 2007	5,975,000	0.235
Expired March 4, 2008	(400,000)	0.200
Outstanding, March 31, 2008	5,575,000	0.237

		Weighted
	Nonvested	Average
	Options	Fair Value
Nonvested Options		$
Nonvested options, December 31, 2007	1.150.000	0.11
Vested	(483,333)	0.11
Nonvested options March 31, 2008	666,667	0.11

The following tables summarize information and terms of the options outstanding and exercisable:

Options Outstanding at March 31, 2008				Options Exercisable at March 31, 2008
		Weighted			Weighted
		Average			Average
		Remaining	Weighted		Remaining	Weighted
Range of	Number	Contractual	Average	Number	Contractual	Average
Exercise Prices	of Shares	Life (in years)	Exercise Price	of Shares	Life (in years)	Exercise Price
$ 0.25 – 0.27	5,575,000	2.98	$ 0.237	4,908,333	2.848	$ 0.207

Options Outstanding at December 31, 2007				Options Exercisable at December 31, 2007
		Weighted			Weighted
		Average			Average
Range of		Remaining	Weighted		Remaining	Weighted
Exercise	Number	Contractual	Average	Number	Contractual	Average
Prices	Of Shares	Life (in years)	Exercise Price	of Shares	Life (in years)	Exercise Price
$ 0.20 – 0.27	5,975,000	3.15	$ 0.235	4,825,000	2.531	$ 0.233

The intrinsic value of the outstanding and exercisable stock options at March 31, 2008 was approximately  $20,500.

Common Stock Purchase Warrants
Outstanding warrants at March 31, 2008 were 10,825,538.  The exercise prices on all warrants range from $0.15 to $0.60 per share. The warrants are exercisable immediately upon issuance and the expiration dates range between one year and five years after the date of issuance.

During the three months ended March 31, 2008, the Company issued warrants relating to unit private placements granting holders the right purchase 128,538 shares of common stock.  The exercise prices on these warrants range from $0.50 to $0.60 per share. The warrants were exercisable immediately upon issuance and the expiration dates are two years after issuance.  The Company estimated the total fair market value of these warrants to be nominal at the date of grant and the fair value of the warrants has been included in capital stock.

NOTE 6:                      CAPITAL STOCK (continued)

Common Stock Purchase Warrants (continued)

During the year ended December 31, 2007, the Company issued warrants relating to unit private placements granting holders the right purchase 4,932,500 shares of common stock.  The Company estimated the total fair market value of these warrants to be $210,300 at the date of grant, using the same methods and assumptions employed above in valuing the stock options. The exercise prices on these warrants range from $0.16 to $0.60 per share. The warrants were exercisable immediately upon issuance and the expiration dates range between one year and five years after issuance.  .

The intrinsic value of warrants exercisable at March 31, 2008 was approximately $119,148.

A summary of the Company’s stock purchase warrants is presented below:

	Number of Warrants	Weighted average exercise price	Weighted average remaining life (years)
		$
Balance, December 31, 2007	10,697,000	0.31	1.24
Issued	128,538	0.56
Balance, March 31, 2008	10,825,538	0.31	1.00

NOTE 7:                      SUPPLEMENTAL CASH FLOW INFORMATION AND NONCASH INVESTING AND FINANCING ACTIVITIES

	Three months ended March 31, 2008	Three months ended March 31, 2007
	$	$
Interest paid	-	-
Income taxes paid	-	-

NOTE 8:                      SUBSEQUENT EVENTS

1.  During April, 2008, 3,689,167 warrants expired unexercised and 737,833 warrants were exercised at a price of $0.15 per share for proceeds of $110,675.

2. On April 7, 2008, a 3 year option was granted to purchase 150,000 shares of  the Company’s Common Stock at $0.28 per share.

3. In April 2008, the Company completed a private placement offering of 312,500 Units, consisting of one share of  Common Stock and one Common Stock Purchase Warrant at a price of $0.16 per Unit for proceeds of $50,000.  The Warrants are exercisable for a period of two years and entitle the holder to purchase one share of Common Stock for $0.25 per Share.

NOTE 8:                      SUBSEQUENT EVENTS  (continued)

4. In April 2008, the Company completed a private placement offering of 86,000 Units, consisting of one share of its Common Stock and one Common Stock Purchase Warrant at a price of $0.175 per Unit for proceeds of $15,050.  The Warrants are exercisable for a period of two years and entitle the holder to purchase one share of Common Stock for $0.27 per Share.

Item 2. Management’s Discussion And Analysis Or Plan Of Operation

Forward-Looking Statements and Associated Risks.

           Except for statements of historical facts, this report contains forward-looking statements involving risks and uncertainties. You can identify these statements by forward-looking words including “believes,” “considers,” “intends,”  “expects,” “may,” “will,” “should,” “forecast, “ or “anticipates,” or the equivalents of those words or comparable terminology, and by discussions of strategies that involve risks and uncertainties. Forward-looking statements are not guarantees of our future performance or results, and our actual results could differ materially from those anticipated in these forward-looking statements. We wish to caution readers to consider the important factors, among others, that in some cases have affected, and in the future could affect our actual results and could cause actual consolidated results for future fiscal years to differ materially from those expressed in any forward-looking statements made by us or on our behalf. These factors include without limitation, our ability to obtain capital and other financing in the amounts and at the times needed, identification of suitable exploration properties for acquisition, the successful discovery of gold, silver or other precious metals in quantities economically feasible for profitable production, changes in gold and silver prices, changes in the political climate for gold and silver exploration, and other risk factors listed from time to time in our Securities and Exchange Commission reports, including in particular the factors and discussions under the heading “Risk Factors” in the Annual Report on Form 10-QSB for the year ended December 31, 2007  that was filed with the Securities and Exchange Commission on March 31, 2008.

Overview of Business

We are a North Carolina corporation formed in 1983. From our inception until 1992, we were engaged in the exploration for, and production of, gold and other precious metals and the evaluation of gold properties in North Carolina and South Carolina. From 1983 we were engaged in exploration and from early 1985 until May 1992, we were also engaged in the mining and production of gold and silver at our Haile Mine Property near Kershaw, South Carolina. In May 1992, we entered into a joint venture at our Haile Mine Property with AGI. Our operations ceased at the Haile Mine Property in 1994. We did not again become engaged in exploration activities until 2004, when we relocated our principal place of business to Reno, Nevada. Since October 2003, we have been an exploration stage company engaged in the acquisition and exploration of mineral properties. We have now entered into seven option and earn-in agreements on seven different exploration properties in the state of Nevada. Our plan is to conduct exploration for gold and silver at each of these properties and at other properties we may enter into agreements on to assess whether they possess economic deposits of gold and/or silver, which can be recovered at a profit. We do not intend to build an exploration staff, but rather to joint venture our projects with competent exploration groups who can manage the exploration activities with our funding, although in some cases we may conduct exploration on our own using contractors. We do not know whether a commercially viable ore body will be located on any of our mineral claims or leased properties. Our current plans are strictly limited to research and exploration in the state of Nevada.

Going Concern

The report of our independent auditors in our December 31, 2007 financial statements includes an explanatory paragraph indicating that there is substantial doubt about our ability to continue as a going concern due to recurring losses from operations, an accumulated deficit of $16,372,420 and a working capital deficit of $218,116 at December 31, 2007. Our ability to continue as a going concern will be determined by our ability to raise adequate funds and conduct one or more successful exploration programs. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make a wide variety of estimates and assumptions that affect: (1) the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements, and (2) the reported amounts of revenues and expenses during the reporting periods covered by the financial statements. Our management routinely makes judgments and estimates about the effect of matters that are inherently uncertain. As the number of variables and assumptions affecting the future resolution of the uncertainties increases, these judgments become even more subjective and complex. We have identified certain accounting policies that are most important to the portrayal of our current financial condition and results of operations. Our significant accounting policies are disclosed in Note 2 of the Notes to the Financial Statements.

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

Expenses for the Three Month Period ending March 31, 2008 vs. March 31, 2007

Exploration, geological and geophysical costs decreased by $9,508, or (11.39%), to $73,961 for the three months ended March 31, 2008 as compared to $83,469 for the three months ended March 31, 2007.  The principal reason for this decrease was due to a decrease in exploration activity on various properties.

Management fees decreased by $18,098, or (16.55%), to $91,267 for the three months ended March 31, 2008 as compared to $109,365 for the three months ended March 31, 2007.  The principal reason for this change for the three month period was due to a reduction of $32,598 in recording the expense of vested options and an increase of $14,500 in management and directors’ fees due to an increase in the monthly fees paid to a director.

For the three months ended March 31, 2008, professional fees decreased $4,492, or (7.46)%, to $55,740 as compared to $60,232 for the three months ended March 31, 2008.  This change for the three month period is due to a decrease in accounting fees of $13,362 and an increase in legal fees of $8,870 related to the sale of stock through private placement and preparation of documents for the sale of units with warrants attached.

Depreciation expense decreased by $249, or (53.55%), to $216 for the three months ended March 31, 2008 as compared to $465 for the three months ended March 31, 2007.  The principal reason for this change is attributable to some equipment becoming fully depreciated.

Liquidity and Financial Condition

Cash and Working Capital

We had an accumulated deficit of ($16,372,420) from our inception in 1983 to December 31, 2007, and an accumulated deficit of ($16,625,760) at March 31, 2008. We have no contingencies or long-term obligations except for our work commitments under our seven (7) option and earn-in agreements on our leased properties. All of these agreements can be terminated by us upon either 30 or 60 days notice.

We had a cash balance of $165,877 on December 31, 2007 and a cash balance of $3,430 on March 31, 2008.  For the three month period ending March 31, 2008, we had net cash outflows of $162,447

The cash flows used in operations for the three month period ended March 31, 2008 were $189,938 compared with $108,276 for the same period in 2007.  Cash flows used in operations for the three month period ended March 31, 2008 consisted primarily of a net loss of $253,340 offset by stock based compensation of $52,767, with changes in working capital assets and liabilities consisting of a decrease in prepaid expenses of $8,601 and a decrease in accounts payable and accrued liabilities of $1,819.

The cash flows used in investing activities for the three month period ended March 31, 2008 were $10,000 compared to $0 for the same period in 2007. Cash flows used in investing activities consisted of a lease payment of $10,000 on the Company’s mineral properties.

Net cash flows provided by equity financing activities were $37,490 versus $83,750 during the same period in 2007.  During the same period in 2007, the Company used $9,000 of proceeds realized on equity financings to repay related party advances.

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

We were and are committed to making certain exploration work expenditures, lease and option payments, and claims maintenance payments on properties signed at December 31, 2007 over the forthcoming 12 months period.

Bullion Mountain Project:
•
Required work expenditure by 3/31/08; $20,000 of which $44,458 has already been expended; In September, 2007, this agreement was amended and the time for completing the remaining work obligation was extended indefinitely.

•	Current claims maintenance: $5,843 has been paid by December, 2007
•	Annual payment: $10,000 was paid in November, 2007.

Antelope Ridge:
•	Required work expenditure by 3/31/08: $120,000, of which $256,840 has already been expended.
•	Current claims maintenance: $30,173 has been paid by March 31 2008
•	Annual payments: $15,000 in cash and $15,000 in Common Stock; were made in April, 2007.
•	No annual payments were required by March 31, 2008.

Dome HiHo Project:
•	Required work expenditure by 3/31/2008: $360,000, of which $459,479 has already been expended.
•	Current claims maintenance: $16,705 has been paid by March 31, 2008.
•	Annual payments: $10,000 which was paid in March, 2008.

Trinity Silver Project:
•	Required work expenditure: $200,000, of which $616,709 has already been expended.
•	Current claims maintenance: $19,329 has been paid by March 31, 2008
•	Annual payments: $0.

Pasco Canyon Gold Project:
•	Required work expenditure: $49,366 has already been completed. Further work postponed pending receipt of drill permit from U.S. Forest Service.
•	Current claims maintenance: $6,416 has been paid by March 31, 2008.
•	Annual payments; $0.

Dutch Flat Gold Project:
•	Required work expenditure: $200,000 by March 31, 2008, of which $527,965 was expended at March 31, 2008.
•	Current claims maintenance; $14,250 has been paid by March 31, 2008.
•	Annual payments; $0.

PPM Miranda Gold Project:
•	Required work expenditure for first year; $175,000, of which $86,518 has already been expended. Awaiting receipt of drill permit.
•	Current claims maintenance: $17,801 has been paid by March 31, 2008.
•	Annual payments; $0.

 Willow Creek Project:
•	Letter of Intent signed: Initial signing fee of $10,000 was made by December, 2007.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings
None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

2008:
In February, 2008, 74,967 common shares were sold at $0.30 per share with net proceeds of $22,490.

In March, 2008, 53,571 common shares were sold at $0.28 per share with net proceeds of $15,000.

2007:
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

In October, 2007, 656,298 common shares were issued on exercise of warrants at $0.08 per share to net proceeds of $52,504.

In November, 2007, 1,820.000 common shares were sold at $0.30 per share with proceeds of $546,000.

In December, 2007, 300,000 common shares were sold at $0.30 per share with proceeds of $90,000.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934 the registrant has duly caused this Quarterly Report of Piedmont Mining Company, Inc. on Form 10-QSB for the period ended March 31, 2008 to be signed on its behalf by the undersigned, thereunto duly authorized.

PIEDMONT MINING COMPANY, INC., a North Carolina Corporation
Dated May 14, 2008	/s/ Robert M. Shields, Jr.
By: Robert M. Shields, Jr. Its: Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)