Form 10QSB
period 2008-06-30
Piedmont Mining Company, Inc.
filed 2008-08-14
CIK 1366826

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2008

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

As of  August 13, 2008 there were 67,631,976 outstanding shares of the issuer’s common stock.

Transitional Small Business Disclosure Format (Check one):	Yes ☐	No ☒

PIEDMONT MINING COMPANY, INC.

FORM 10-QSB INDEX

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

PIEDMONT MINING COMPANY, INC. (An Exploration Stage Company) CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2008 (unaudited)	2007 (audited)
CURRENT ASSETS	$	$
Cash and cash equivalents	12,256	165,877
Prepaid expenses and other (Note 3)	244,715	21,168
Total current assets	256,971	187,045
MINERAL PROPERTIES (Note 3)	100,000	275,500
RECLAMATION BONDS (Note 3)	29,339	-
EQUIPMENT (Note 4)	497	929

Total Assets	386,807	463,474

CURRENT LIABILITIES
Accounts payable and accrued liabilities	301,495	322,149
Due to related parties (Note 5)	86,940	83,008
Total current liabilities	388,435	405,157
STOCKHOLDERS’ EQUITY (DEFICIENCY)
Capital Stock (Note 6)
Authorized:
50,000,000 Preferred stock $1.00 par value
200,000,000 Common stock no par value
Common stock issued and outstanding:
67,531,976 (2007 – 63,063,774) common shares	15,738,185	15,700,695
Additional paid-in capital	1,445,518	730,042
Deficit accumulated prior to the exploration stage	(12,564,287	(12,564,287)
Deficit accumulated during exploration stage	(4,621,044	(3,808,133)
Total stockholders’ equity (deficiency)	(1,628	58,317
Total liabilities and stockholders’ equity (deficiency)	386,807	463,474

The accompanying notes are an integral part of these financial statements.

PIEDMONT MINING COMPANY, INC.
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF LOSS
(unaudited)

	Three months Ended June 30, 2008		Three months Ended June 30, 2007		Six months Ended June 30, 2008		Six months Ended June 30, 2007		For the Period from January 1, 2002 (Date of Inception of Exploration Stage) to June 30, 2008
	$		$		$		$		$
EXPENSES
Depreciation		216		465		432		930		145,886
Exploration, geological and geophysical costs		116,981		22,833		190,942		106,302		1,993,198
General and administrative		91,829		27,713		127,183		68,608		814,676
Loss on abandoned properties (Note 3)		205,500		-		205,500		-		205,500
Management fees		94,850		67,946		186,117		177,311		723,788
Professional fees		50,196		53,648		105,936		113,880		702,631

		559,572		172,605		816,110		467,031		4,585,680

LOSS BEFORE OTHER ITEMS		(559,572)		(172,605)		(816,110)		(467,031)		(4,585,680)

INTEREST INCOME		-				3,198		1		11,225
LOSS ON OTHER NON-OPERATING ACTIVITIES		-		-		-		-		(46,590)

NET LOSS		(559,572)		(172,605)		(812,912)		(467,030)		(4,621,045)

BASIC AND DILUTED LOSS PER SHARE		(0.008)		(0.003)		(0.013)		(0.009)
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING, BASIC AND DILUTED		66,816,647		55,527,025		64,295,112		54,947,175

The accompanying notes are an integral part of these financial statements.

PIEDMONT MINING COMPANY, INC.
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
	Six Months Ended June 30,				For the Period from January 1, 2002 (Date of Inception of Exploration Stage) to
	2008		2007		June 30, 2008
	$		$		$

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss		(812,912)		(467,030)	(4,621,045)
Adjustments to reconcile net loss to net cash from operating activities:
Warrants issued as finance fees		-		-	92,100
Loss on abandoned projects		205,500		-	205,500
Stock based compensation		102,517		129,311	369,384
Depreciation		432		930	145,886
Loss on other non-operating activities		-		-	(21,000)
Changes in operating assets and liabilities:
Prepaid expenses and other		(223,547)		18,105	(241,765)
Accounts payable and accrued liabilities		(20,654)		44,239	345,046
NET CASH FLOWS USED IN OPERATING ACTIVITIES		(748,664)		(274,445)	(3,725,894)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of shares for cash, net of issuance costs		650,450		376,768	3,650,174
Related party advances (repayments)		3,932		(9,000)	(10,073)
Convertible notes		-		-	291,145
NET CASH FLOWS FROM FINANCING ACTIVITIES		654,382		367,768	3,931,246

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment		-		-	(5,579)
Proceeds from non-operating activities		-		-	97,125
Reclamation bonds		(29,339)		-	(29,339)
Mineral property costs		(30,000)		(110,000)	(256,000)
NET CASH FLOWS USED IN INVESTING ACTIVITIES		(54,339)		(110,000)	(193,793)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS		(153,621)		(16,677)	11,559
CASH AND CASH EQUIVALENTS, BEGINNING		165,877		17,222	697

CASH AND CASH EQUIVALENTS, ENDING		12,256		545	12,256

SUPPLEMENTAL CASH FLOW INFORMATION AND NON-CASH INVESTING AND FINANCING ACTIVITIES (Note 7)

The accompanying notes are an integral part of these financial statements

PIEDMONT MINING COMPANY, INC.
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008
(unaudited)

NOTE 1:                      NATURE OF OPERATIONS

Piedmont Mining Company, Inc. (the Company) was formed in 1983 under the laws of the State of North Carolina, USA, and is currently in the exploration stage, which is characterized by significant expenditures for the examination and development of exploration properties.  As a result, under Statement of Financial Accounting Standards No. 7 (SFAS) Accounting and Reporting by Development Stage Enterprises, the Company re-established itself as an exploration stage company in 2003 and began reporting under exploration stage guidelines.

The Company has entered into agreements on various exploration properties in the state of Nevada and may opt to acquire one or more of the properties that the Company currently leases pursuant to option and earn-in agreements. Management’s plan is to conduct exploration for gold and silver at these properties and at other properties it may enter into agreements on to assess whether they might possess economic deposits of gold and/or silver which could be recovered at a profit. The Company does not intend to build an exploration staff but rather to work with competent exploration groups who can manage the exploration activities on these properties with the Company’s funding.

The Company’s focus for the foreseeable future will be on the exploration of its properties.  Since April 2005, the Company has entered into agreements, directly and under options, for the purpose of exploring for economic deposits of gold and silver in the State of Nevada.  In April 2006 the Company commenced exploration on the Trinity Silver Project in Pershing County, Nevada. (Note 3)

Going Concern
These financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America with the on-going assumption applicable to a going concern which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.

The Company is in the exploration stage and to date has not yet generated any net revenues or cash flow from its activities. The Company has a history of losses and has a working capital deficit of $131,464 and a deficit of $17,185,331 at June 30, 2008.  This creates an uncertainty as to how the Company will fund its operations and maintain sufficient cash flow to operate as a going concern. These financial statements do not reflect any adjustments to the carrying values of assets that might result from the outcome of this uncertainty.

The Company intends to fund its ongoing operations by way of private placements of its securities as may be required.  Since 2002, private placements of stock with warrants and the exercise of some of those warrants have resulted in net cash proceeds of $3,650,174 through June 30, 2008.

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
JUNE 30, 2008
(unaudited)

NOTE 1:                      NATURE OF OPERATIONS (continued)

Unaudited Interim Financial Statements
The accompanying unaudited interim consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. They may not include all information and footnotes required by United States generally accepted accounting principles for complete financial statement disclosure. However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended December 31, 2007, included in the Company’s Form 10-KSB filed with the Securities and Exchange Commission on March 31, 2008. The unaudited interim consolidated financial statements should be read in conjunction with those financial statements included in the Form 10-KSB. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the six months ended June 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.

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

Equipment
Equipment is comprised of computer equipment that is recorded at cost and amortized over 3 years on a straight-line basis.

 PIEDMONT MINING COMPANY, INC.
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008
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

Asset Retirement Obligations
The Company has adopted the provisions of SFAS No. 143 "Accounting for Asset Retirement Obligations," which establishes standards for the initial measurement and subsequent accounting for obligations associated with the sale, abandonment or other disposal of long-lived tangible assets.  The adoption of this standard has had no effect on the Company's financial position or results of operations.  To June 30, 2008 any potential costs relating to the ultimate disposition of the Company's mineral property interests are not determinable.

Impairment of Long-Lived Assets
The Company reviews property and equipment and certain identifiable intangibles, excluding goodwill, for impairment in accordance with SFAS No. 144, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable.  Recoverability of these assets is measured by comparison of its carrying amount to future undiscounted cash flows the assets are expected to generate.  If property, plant, and equipment and certain identifiable intangibles are considered to be impaired, the impairment to be recognized equals the amount by which the carrying value of the assets exceeds fair market value.  For the six months ended June 30, 2008 and the fiscal year ended December 31, 2007, the Company had no material impairment of its long-lived assets.

 PIEDMONT MINING COMPANY, INC.
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008
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

Net loss used in determining basic LPS for the six months ended June 30, 2008 and 2007 was ($812,912) and ($467,030), respectively. The weighted average number of shares of common stock used in determining basic LPS for the six  months ended June 30, 2008 and 2007 was 64,295,112 and 54,947,175, respectively.

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

Income Taxes
The Company follows the liability method of accounting for income taxes.  Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax balances.  Deferred tax assets and liabilities are measured using enacted or substantially enacted tax rates expected to apply to the taxable income in the years in which those differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the date of enactment or substantive enactment.  As at June 30, 2008, the Company had net operating loss carry forwards; however, due to the uncertainty of realization, the Company has provided a full valuation allowance for the potential deferred tax assets resulting from these losses carry forwards.

Stock-Based Compensation
On January 1, 2006, the Company adopted SFAS No. 123 (revised 2004) (SFAS No. 123R), Share-Based Payment, which addresses the accounting for stock-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments.  In January 2005, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 107, which provides supplemental implementation guidance for SFAS No. 123R. SFAS No. 123R eliminates the ability to account for stock-based compensation transactions using the intrinsic value method under Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and instead generally requires that such

 PIEDMONT MINING COMPANY, INC.
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008
(unaudited)

NOTE 2:                      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  (continued)

Stock-Based Compensation (continued)
transactions be accounted for using a fair-value-based method.  The Company uses the Black-Scholes-Merton (“BSM”) option-pricing model to determine the fair-value of stock-based awards under SFAS No. 123R, consistent with that used for proforma disclosures under SFAS No. 123, Accounting for Stock-Based Compensation.  The Company has elected the modified prospective transition method as permitted by SFAS No. 123R and accordingly prior periods have not been restated to reflect the impact of SFAS No. 123R.  The modified prospective transition method requires that stock-based compensation expense be recorded for all new and unvested stock options, restricted stock, restricted stock units, and employee stock purchase plan shares that are ultimately expected to vest as the requisite service is rendered beginning on January 1, 2006 the first day of the Company’s fiscal year 2006.  Stock-based compensation expense for awards granted prior to January 1, 2006 is based on the grant date fair-value as determined under the pro forma provisions of SFAS No. 123.

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

Recent Accounting Pronouncements
In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities ("SFAS 161"). SFAS 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance, and cash flows. SFAS 161 achieves these improvements by requiring disclosure of the fair values of derivative instruments and their gains and losses in a tabular format. It also provides more information about an entity's liquidity by requiring disclosure of derivative features that are credit risk-related. Finally, it requires cross-referencing within footnotes to enable financial statement users to locate important information about derivative instruments. SFAS 161 will be effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, and will be adopted by the Company beginning in the first quarter of fiscal 2009. The Company does not expect there to be any significant impact of adopting SFAS 161 on its financial position, cash flows and results of operations.

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS No. 162”). SFAS No. 162 is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles for nongovernmental entities. SFAS No. 162 is effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board Auditing amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.

 PIEDMONT MINING COMPANY, INC.
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008
(unaudited)

NOTE 3:                      MINERAL PROPERTIES

A summary of capitalized costs is as follows:
	Balance as at December 31, 2007	Incurred during the period	Abandoned	Balance as at June 30, 2008

Antelope Ridge	$ 68,500	$ -	$ (68,500)	$ -
Bullion Mountain	20,000	-	-	20,000
Dome Hi-Ho	107,000	30,000	(137,000)	-
Dutch Flat	35,000	-	-	35,000
Pasco Canyon	10,000	-	-	10,000
Trinity Silver	10,000	-	-	10,000
PPM Gold	25,000			25,000
	$ 275,500	$ 30,000	$ (205,500)	$ 100,000

A.           Antelope Ridge Project
The Company entered into a 10 year Mining Lease with Option to Purchase dated April 26, 2005 on 50 claims in the Fish Creek Mining District, Eureka County, Nevada (the “Antelope Ridge Project”).  The Company had made lease and option payments totaling $68,500 and had expensed $189,746 in exploration costs with respect to this Project.  In June, 2008, the Company terminated this agreement and recorded an impairment loss of $68,500.

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

As at June 30, 2008, the Company has made lease payments totaling $20,000 and has incurred $24,458 in exploration costs.

C.           Dome-Hi-Ho Project
Effective on April 26, 2005, the Company entered into a five year Exploration and Option to Enter Into a Joint Venture Agreement on 44 claims in Lander County, Nevada (the ‘Dome HiHo Project’.  The Company had made lease and option payments totaling $137,000 and had expensed $350,510 in exploration costs with respect to this Project.  In June, 2008, the Company terminated this agreement and recorded an impairment loss of $137,000.

 PIEDMONT MINING COMPANY, INC.
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008
(unaudited)

NOTE 3:                       MINERAL PROPERTIES (continued)

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

As at June 30, 2008, the Company has made lease payments totaling $10,000 and has incurred $615,921 in exploration and property maintenance costs with respect to the Trinity Silver Project.

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

As at June 30, 2008, the Company has made lease payments totaling $10,000 and has incurred $41,144 in exploration costs with respect to the Pasco Canyon Project. As of June 30, 2008 the Company has not completed all of the prescribed exploration expenditures because a drilling permit has not yet been granted by the U.S. Forest Service.   However, on September 17, 2007, the Company was granted an ‘Agreement for Extension’ to complete the work obligation.  Based on recent meetings with the U.S. Forest Service, it is currently anticipated that the required permit may be received in the next couple of months.  A drilling program has been planned and these costs will be funded by the sale of common stock and warrants.

 PIEDMONT MINING COMPANY, INC.
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008
(unaudited)

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

As at June 30, 2008, the Company has made lease payments totaling $35,000 and has incurred $493,065 in exploration costs.

G.           PPM Gold Project
In April, 2007, the Company signed an “Exploration Agreement with Option to Form Joint Venture” (the “Exploration Agreement”) with Miranda US, Inc., a wholly-owned subsidiary of Miranda Gold Corp. (“Miranda”), a Canadian corporation listed on the TSX Venture Exchange.

Under the terms of the Exploration Agreement, Piedmont has an option to earn a 55% interest in 102 mining claims, located in Humboldt County, Nevada by incurring $1,750,000 in exploration work during a five year period as follows:
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

Upon completing the total $1,750,000 work expenditure requirement, the Company will have earned a 55% interest in the property and the project.  At that point, the Company may enter into a joint venture with PPM Miranda, with the Company being the operator.  After the first year of the agreement, the Company may terminate the agreement at any time on 30 days written notice. The Company must pay all claims maintenance fees, which will be creditable against the work commitment expenditure requirement.

As at June 30, 2008, the Company made an initial payment of $25,000 on signing and has expended $91,531 in exploration costs with respect to the PPM Gold Project.  The Company holds a reclamation bond of 11,566 on this property.

 PIEDMONT MINING COMPANY, INC.
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008
(unaudited)

NOTE 3:                       MINERAL PROPERTIES (continued)

H.           Willow Creek Project
On June 16, 2008, the Company entered into an Exploration Agreement with Option to Form a Joint Venture with Carlin Gold Corporation (“Carlin”) on the Willow Creek property, Elko County, Nevada. An initial payment of $10,000 was made in November, 2007, and $300,000 was advanced to Carlin on signing the agreement, to cover the first year’s work commitment. In addition, 100,000 common shares were issued to Carlin subsequent to June 30, 2008.

This Agreement grants to the Company the exclusive right to earn a 51% interest in the property by completing expenditure of $3,500,000 over a five year period as follows:
Year 1	$ 300,000 (paid)
Year 2	500,000
Year 3	700,000
Year 4	1,000,000
Year 5	1,000,000
Total	$3,500,000

The Company can terminate this Agreement at any time after completion of the first year’s work requirement. The Company will be required to make all property maintenance payments and pay $10,000 to Carlin Gold on each anniversary date of the agreement.  Upon earning a 51% interest, the parties would enter into a joint venture agreement.

As at June 30, 2008, the Company has incurred $80,207 in exploration costs, including the initial $10,000 payment.  A balance of $230,997 is recorded in prepaid expenses, related to the remaining work commitment advance.  The Company holds a reclamation bond of 17,773 on this property.

I.           Morgan Pass Project
On May 20, 2008, the Company signed a Letter of Intent with Nevada Eagle Resources LLC, a wholly owned subsidiary of Gryphon Gold Corporation on the Morgan Pass property in Elko County, Nevada.  The Letter of Intent is effective for five years, during which the parties will negotiate an “Exploration Agreement with Option to Form Joint Venture” at such time as the property is released into “multiple use” from a “wilderness study area”.  During this time the Company must:
-	Pay for staking and registration of initial claims.
-	Commencing with the 2008-2009 assessment year, pay all maintenance requirements.
-	Pay $20,000 upon release of the properties into “multiple use” classification.
-	Upon release of the properties into “multiple use”, a work program will commence beginning from the date of the formal agreement, totaling $750,000over five years.

As at June 30, 2008, the Company has incurred $9,732 in exploration costs.

 PIEDMONT MINING COMPANY, INC.
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008
(unaudited)

NOTE 4:                      EQUIPMENT

	June 30, 2008	December 31, 2007

Computer equipment	$5,578	$4,290
Less: accumulated depreciation	(5,081)	(3,361)
	$497	$929

NOTE 5:                      DUE TO RELATED PARTIES AND RELATED PARTY TRANSACTIONS

The Board of Directors has authorized a monthly management fee of $10,000 to the Company’s President and CEO, which was increased to $14,000 per month, effective February 1, 2008. The unpaid portion of the monthly management fees at June 30, 2008 and December 31, 2007 was $66,000 and $82,000, respectively.  Unpaid administrative expenses incurred by the President and CEO at June 30, 2008 and December 31, 2007 were $6,749 and $0, respectively. The Company reimburses the President for office rent, which totaled $9,600 for the six months ended June 30, 2008, and $7,200 for the six months ended June 30, 2007.

The unpaid portion of exploration costs incurred by the Company’s Vice-President at June 30, 2008 and December 31, 2007 were $12,791 and $1,621, respectively, which includes his compensation of $10,960 and $950, respectively, for services related to the various exploration projects and research and development.

The directors receive a fee of $200 per meeting for participating in Board meetings and Compensation and Audit Committee meetings. The Chairmen of these Committees receive $300 per meeting.  Unpaid directors’ fees at June 30, 2008 and December 31, 2007 were $1,400 and nil, respectively.

From time to time, the Company’s officers and directors advance monies to the Company. These loans bear interest at 5% annually. These loans are unsecured and have no fixed repayment terms. The unpaid balances related to these advances at June 30, 2008 and December 31, 2007 were $nil, respectively.

No stock options were granted to its officers or directors by the Company for the six months ended June 30, 2008.

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

 PIEDMONT MINING COMPANY, INC.
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008
(unaudited)

NOTE 6:                      CAPITAL STOCK (continued)

Common Share Transactions
During the six months ended June 30, 2008, the Company completed the following equity transactions:

In February, 2008, a private placement offering of 74,967 Units, consisting of one share of Common Stock (the “Shares”) and one share of a Common Stock Purchase Warrant (the “Warrants”) at a price of $0.30 per Unit for proceeds of $22,490.  The Warrants are exercisable for a period of two years and shall entitle the holder to purchase one share of Common Stock (the “Warrant Shares”) for $0.60 per Warrant Share.

In March, 2008, a private placement offering of 53,571 Units, consisting of one share of Common Stock (the “Shares”) and one share of a Common Stock Purchase Warrant (the “Warrants”) at a price of $0.28 per
Unit for proceeds of $15,000.  The Warrants are exercisable for a period of two years and shall entitle the holder to purchase one share of Common Stock (the “Warrant Shares”) for $0.50 per Warrant Share.

In April, 2008, the Company completed a private placement offering of 86,000 Units, consisting of one share of Common Stock and one Common Stock Purchase Warrant at a price of $0.175 per Unit for proceeds of $15,050.  The Warrants are exercisable for a period of two years and entitle the holder to purchase one share of Common Stock for $0.27 per Share.

In April 2008, the Company completed a private placement offering of 312,500 Units, consisting of one share of Common Stock and one Common Stock Purchase Warrant at a price of $0.16 per Unit for proceeds of $50,000.  The Warrants are exercisable for a period of two years and entitle the holder to purchase one share of Common Stock for $0.25 per Share.

In April, 2008, 737,833 shares of Common Stock were issued upon the exercise of certain warrants. The exercise price of the warrants was $0.15, which resulted in gross proceeds in the amount of $110,675.

In May, 2008 a private placement offering of 3,203,331 Units, consisting of one share of Common Stock (the “Shares”) and one share of a Common Stock Purchase Warrant (the “Warrants”) at a price of $0.15 per Unit for proceeds of $480,500 less broker commission of $43,245 for net proceeds of $437,255.  The Warrants are exercisable for a period of two years and shall entitle the holder to purchase one share of Common Stock (the “Warrant Shares”) for $0.26 per Warrant Share. In addition to the cash commission, the broker received a warrant exercisable for a period of two years which shall entitle the broker to purchase 320,333 shares of Common Stock for $0.15 per Warrant Share.

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

In February, 2008 a director retired from the Company’s Board and his vested options expired unexercised.

 PIEDMONT MINING COMPANY, INC.
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008
(unaudited)

NOTE 6:                      CAPITAL STOCK (continued)

On April 9, 2008 150,000 stock options were granted to a consultant, of which 75,000 vest immediately and 75,000 vest on the first anniversary in 2009. The term of this award is three years.  The Company estimated the total fair market value of these options to be $18,700 at the date of grant, using the BSM pricing model using an expected life of 3 years, a risk-free interest rate of 4.45% and an expected volatility of 109%.

Of the 450,000 stock options granted during the year ended December 31, 2007, 150,000 vested in 2007; 150,000 vest in 2008; and the remainder vest in 2009. The terms of these awards are three to five years. The fair value of these options was $43,900 at the 2007 grant date.

Total compensation expense for the six months ended June 30, 2008 was $102,517 and for the year ended December 31, 2007 was $143,500, which corresponds to the vesting schedule.  As of June 30, 2008, the total compensation expense related to non-vested awards to be recognized in future periods is $40,084.  This expense will be recognized ratably as the stock options vest during 2008 and 2009.

Below is a summary of the stock option activity for the six months ended June 30, 2008:
		Weighted
		Average
	Number	Exercise Price
		$
Outstanding, December 31, 2007	5,975,000	0.235
Expired March 4, 2008	(400,000)	0.200
Granted April 9, 2008	150,000	0.280
Outstanding, June 30, 2008	5,725,000	0.239

		Weighted
	Nonvested	Average
	Options	Fair Value
Nonvested Options		$
Nonvested options, December 31, 2007	1,150,000	0.11
Granted April 9, 2008	150,000	0.12
Vested	(925,000)	0.11
Nonvested options June 30, 2008	375,000	0.11

The following tables summarize information and terms of the options outstanding and exercisable:

Options Outstanding at June 30, 2008				Options Exercisable at June 30, 2008
		Weighted			Weighted
		Average			Average
		Remaining	Weighted		Remaining	Weighted
Range of	Number	Contractual	Average	Number	Contractual	Average
Exercise Prices	of Shares	Life (in years)	Exercise Price	of Shares	Life (in years)	Exercise Price
$ 0.20 – 0.28	5,725,000	2.73	$ 0.239	5,350,000	2.65	$ 0.228

Options Outstanding at December 31, 2007				Options Exercisable at December 31, 2007
		Weighted			Weighted
		Average			Average
Range of		Remaining	Weighted		Remaining	Weighted
Exercise	Number	Contractual	Average	Number	Contractual	Average
Prices	Of Shares	Life (in years)	Exercise Price	of Shares	Life (in years)	Exercise Price
$ 0.20 – 0.27	5,975,000	3.15	$ 0.235	4,825,000	2.531	$ 0.233

PIEDMONT MINING COMPANY, INC.
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008
(unaudited)

NOTE 6:                      CAPITAL STOCK (continued)

The outstanding and exercisable stock options had no intrinsic value at June 30, 2008.

Common Stock Purchase Warrants
Outstanding warrants at June 30, 2008 were 10,320,702.  The exercise prices on all warrants range from $0.15 to $0.60 per share. The warrants are exercisable immediately upon issuance and the expiration dates range between one year and three years after the date of issuance.

During the six months ended June 30, 2008, the Company issued warrants relating to unit private placements granting holders the right purchase 4,050,702 shares of common stock.  The exercise prices on these warrants range from $0.25 to $0.60 per share. The warrants were exercisable immediately upon issuance and the expiration dates are two years after issuance.  The Company estimated the total fair market value of these warrants to be $144,800 at the date of grant, using the BSM pricing model using an expected life of one year, a risk-free interest rate of 4.45% and an expected volatility of 109%.  The fair value of the warrants has been included in capital stock.

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

The warrants exercisable at June 30, 2008 had no intrinsic value.

A summary of the Company’s stock purchase warrants is presented below:

	Number of Warrants	Weighted average exercise price	Weighted average remaining life (years)
		$
Balance, December 31, 2007	10,697,000	0.31	1.24
Exercised	(737,833)
Expired	(3,689,167)
Issued	4,050,702	0.269	2.0
Balance, June 30, 2008	10,320,702	0.322	1.58

NOTE 7:                       SUPPLEMENTAL CASH FLOW INFORMATION AND
                             NONCASH INVESTING AND FINANCING ACTIVITIES

	Six months ended June 30, 2008	Six months ended June 30, 2007
	$	$
Interest paid	-	-
Income taxes paid	-	-

NOTE 8:                      SUSEQUENT EVENT

Subsequent to June 30, 2008 the Company issued 100,000 shares valued at $15,000 due on the Willow Creek Project.  Refer to 3.

Item 2. Management’s Discussion And Analysis Or Plan Of Operation

Forward-Looking Statements and Associated Risks.

           Except for statements of historical facts, this report contains forward-looking statements involving risks and uncertainties. You can identify these statements by forward-looking words including “believes,” “considers,” “intends,”  “expects,” “may,” “will,” “should,” “forecast, “ or “anticipates,” or the equivalents of those words or comparable terminology, and by discussions of strategies that involve risks and uncertainties. Forward-looking statements are not guarantees of our future performance or results, and our actual results could differ materially from those anticipated in these forward-looking statements. We wish to caution readers to consider the important factors, among others, that in some cases have affected, and in the future could affect our actual results and could cause actual consolidated results for future fiscal years to differ materially from those expressed in any forward-looking statements made by us or on our behalf. These factors include without limitation, our ability to obtain capital and other financing in the amounts and at the times needed, identification of suitable exploration properties for acquisition, the successful discovery of gold, silver or other precious metals in quantities economically feasible for profitable production, changes in gold and silver prices, changes in the political climate for gold and silver exploration, and other risk factors listed from time to time in our Securities and Exchange Commission reports, including in particular the factors and discussions under the heading “Risk Factors” in the Annual Report on Form 10-KSB for the year ended December 31, 2007  that was filed with the Securities and Exchange Commission on March 31, 2008.

Overview of Business

We are a North Carolina corporation formed in 1983. From our inception until 1992, we were engaged in the exploration for, and production of, gold and other precious metals and the evaluation of gold properties in North Carolina and South Carolina. From 1983 we were engaged in exploration and from early 1985 until May 1992, we were also engaged in the mining and production of gold and silver at our Haile Mine Property near Kershaw, South Carolina. In May 1992, we entered into a joint venture at our Haile Mine Property with AGI. Our operations ceased at the Haile Mine Property in 1994. We did not again become engaged in exploration activities until 2004, when we relocated our principal place of business to Reno, Nevada. Since October 2003, we have been an exploration stage company engaged in the acquisition and exploration of mineral properties. We have now entered into seven option and earn-in agreements on seven different exploration properties in the state of Nevada. Our plan is to conduct exploration for gold and silver at each of these properties and at other properties we may enter into agreements on to assess whether they possess economic deposits of gold and/or silver, which can be recovered at a profit. We do not intend to build an exploration staff, but rather to work with competent exploration groups who can manage the exploration activities with our funding, although in some cases we may conduct exploration on our own using contractors. We do not know whether a commercially viable ore body will be located on any of our mineral claims or leased properties. Our current plans are limited to research and exploration in the state of Nevada.

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

Results of Operations

Discussion of Revenues

We have no revenues at this time and have not had any revenues in recent years, because we are an exploration company. We do not anticipate that significant revenues will be achieved until we either:

	locate one or more economic mineral deposits which could then be put into production, from which we would then be able to extract gold or silver at a profit; or

	enter into a joint venture arrangement on one or more of our leased properties; or

	consummate a merger or acquisition with an operating company.

There is no guaranty that our exploration activities will locate viable gold and/or silver reserves, or if an economic mineral deposit were discovered that we would be able to commence commercial production, or that if we do locate viable mineralization that we would be able to secure the funding necessary to proceed with the mining and production of the ore.

Expenses for the Six Month Period ending June 30, 2008 vs. June 30, 2007
Expenses for the Three Month Period ending June 30, 2008 vs . June 30, 2007

Exploration, geological and geophysical costs increased by $299,647, or 1,312%  to $322,481 for the three months ended June 30, 2008 as compared to $22,833 for the three months ended June 30, 2007.  The principal reason for this increase was due to an increase in exploration activity on various properties of $94,148 and a write-off of the lease payments on abandoned projects of $205,500.  The Antelope Ridge and Dome HiHo projects were abandoned during the second quarter because the exploration results to date were not sufficiently encouraging to warrant further drilling and exploration.

Exploration, geological and geophysical costs increased by $290,140, or 273%  to $396,442 for the six months ended June 30, 2008 as compared to $106,302 for the six months ended June 30, 2007.  The principal reason for this increase was due to an increase in exploration activity on various properties of $84,640 and a write-off of the lease payments on abandoned projects of $205,500.  The Antelope Ridge and Dome HiHo projects were abandoned during the second quarter because the exploration results to date were not sufficiently encouraging to warrant further drilling and exploration.

Management fees increased by $26,904, or 39.6%, to $94,850 for the three months ended June 30, 2008 as compared to $67,946 for the three months ended June 30, 2007.  The principal reason for this change for the three month period was due to an increase of $19,000 in  management and directors’ fees due to an increase in the monthly fees paid to the president, $2,100  paid to directors for meetings and an increase of  $5,804 in recording the expense of vested options.

Management fees increased by $8,806, or 4.97%, to $186,117 for the six months ended June 30, 2008 as compared to $177,311 for the six months ended June 30, 2007.  The principal reason for this change for the six month period was due to an increase of $33,000 in management and directors’ fees due to an increase in the monthly fees paid to the president, $2,600 paid to directors for meetings, and a decrease of $26,794  in recording the expense of vested options on fully vested options.

For the three months ended June 30, 2008, professional fees decreased $3,452, or (6.44)%,  to $50,196 as compared to $53,648 for the three months ended June 30, 2008.  This change for the three month period is due to a decrease in legal fees.

For the six months ended June 30, 2008, professional fees decreased $7,945, or (6.98)%,  to $105,936 as compared to $113,880 for the six months ended June 30, 2008.  This change for the six month period is due to an increase in legal fees of $4,872 and a decrease in accounting  fees of $12,816.

Depreciation expense decreased by $249, or (53.55%), to $216 for the three months ended June 30, 2008 as compared to $465 for the three months ended June 30, 2007.  The principal reason for this change is attributable to some equipment becoming fully depreciated.

Depreciation expense decreased by $498, or (53.55%), to $432 for the six months ended June 30, 2008 as compared to $930 for the six months ended June 30, 2007.  The principal reason for this change is attributable to some equipment becoming fully depreciated.

Liquidity and Financial Condition

Cash and Working Capital

We had an accumulated deficit of ($16,372,420) from our inception in 1983 to December 31, 2007, and an accumulated deficit of ($17,185,331) at June 30, 2008. We have no contingencies or long-term obligations except for our work commitments under our seven (7) option and earn-in agreements on our leased properties. All of these agreements can be terminated by us upon either 30 or 60 days notice.

We had a cash balance of $165,877 on December 31, 2007 and a cash balance of $12,256 on June 30, 2008.  For the six month period ending June 30, 2008, we had net cash outflows of $153,621.

The cash flows used in operations for the six month period ended June 30, 2008 were $748,644 compared with $274,445 for the same period in 2007.  Cash flows used in operations for the six month period ended June 30, 2008 consisted primarily of a net loss of $812,912 including stock based compensation of  $102,517 and the write-off of leases on abandoned projects of $205,500, with changes in working capital assets and liabilities consisting of a net increase in prepaid expenses of $223,547, which included a cash advance of $230,996 for future exploration costs on a mineral property, and a decrease in accounts payable and accrued liabilities of $20,654.

The cash flows used in investing activities for the six month period ended June 30, 2008 were $59,339 compared to $110,000 for the same period in 2007. Cash flows used in investing activities consisted of a lease payment of $30,000 and the purchase of reclamation bonds of  $29,339 on the Company’s mineral properties.

Net cash flows provided by equity financing activities were $650,450 versus $376,768 during the same period in 2007.  During the six month period ended June 30, 2008, $3,932 was advanced to related parties. During the same period in 2007, the Company used $9,000 of proceeds realized on equity financings to repay related party advances.

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

We were and are committed to making certain exploration work expenditures, lease and option payments, and claims maintenance payments on properties signed at June 30, 2008 over the forthcoming 12 months period.

Bullion Mountain Project:


Required work expenditure by 6/30/08; $20,000 of which $24,458 has already been expended; In September, 2007, this agreement was amended and the time for completing the remaining work obligation was extended indefinitely.

	Current claims maintenance: $5,843 has been paid by December, 2007

	Annual payment: $10,000 was paid in November, 2007.

Trinity Silver Project:

	Required work expenditure: $200,000, of which $625,921 has already been expended.

	Current claims maintenance: $19,329 has been paid by June 30, 2008

	Annual payments: $0.

              Pasco Canyon Gold Project:

	Required work expenditure: $51,144 has already been completed. Further work postponed pending receipt of drill permit from U.S. Forest Service.

	Current claims maintenance: $6,416 has been paid by June 30, 2008.

	Annual payments; $0.

 Dutch Flat Gold Project:

	Required work expenditure: $200,000 by June 30, 2008, of which $528,065 was expended at June 30, 2008.

	Current claims maintenance; $14,250 has been paid by June 30, 2008.

	Annual payments; $0.

 PPM Miranda Gold Project:

	Required work expenditure for first year; $175,000, of which $91,531 has already been expended.

	Current claims maintenance: $17,801 has been paid by June 30, 2008.

	Annual payments; $0.

Willow Creek Project:


Option and Earn-in Agreement has been signed:  Initial signing fee of $10,000 was paid in December, 2007.  A cash advance of $300,000 was deposited for the first year’s exploration costs. As at June 30, 2008, the cash on deposit was $230,997, and $69,003 of those funds had been expended along with an additional $11,205 for a total expenditure of $80,207.

             Morgan Pass Project:

	On May 20, 2008, a Letter of Intent was signed on the Morgan Pass Project. The Agreement has not yet been signed. Minimal funds of $9,732 have been expended.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings
None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

2008:

During the three months ended June 30, 2008, the Company completed the following equity transactions:

In April, 2008, the Company completed a private placement offering of 86,000 Units, consisting of one share of Common Stock and one Common Stock Purchase Warrant at a price of $0.175 per Unit for proceeds of $15,050. The Warrants are exercisable for a period of two years and entitle the holder to purchase one share of Common Stock for $0.27 per Share.

In April 2008, the Company completed a private placement offering of 312,500 Units, consisting of one share of Common Stock and one Common Stock Purchase Warrant at a price of $0.16 per Unit for proceeds of $50,000. The Warrants are exercisable for a period of two years and entitle the holder to purchase one share of Common Stock for $0.25 per Share.

In April, 2008, 737,833 shares of Common Stock were issued upon the exercise of certain warrants. The exercise price of the warrants was $0.15, which resulted in gross proceeds in the amount of $110,675.

In May, 2008 a private placement offering of 3,203,331 Units, consisting of one share of Common Stock (the “Shares”) and one share of a Common Stock Purchase Warrant (the “Warrants”) at a price of $0.15 per Unit for proceeds of $480,500 less broker commission of $43,245 for net proceeds of $437,255. The Warrants are exercisable for a period of two years and shall entitle the holder to purchase one share of Common Stock (the “Warrant Shares”) for $0.26 per Warrant Share. In addition to the cash commission, the broker received a warrant exercisable for a period of two years which shall entitle the broker to purchase 320,333 shares of Common Stock for $0.15 per Warrant Share.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934 the registrant has duly caused this Quarterly Report of Piedmont Mining Company, Inc. on Form 10-QSB for the period ended June 30, 2008 to be signed on its behalf by the undersigned, thereunto duly authorized.
PIEDMONT MINING COMPANY, INC., a North Carolina Corporation
Dated August 14, 2008	/s/ Robert M. Shields, Jr.
By: Robert M. Shields, Jr. Its: Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)