Form 10-Q
period 2008-09-30
Piedmont Mining Company, Inc.
filed 2008-11-14
CIK 1366826

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2008

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
Yes ☒                                No ☐

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-3 of the Exchange Act.  (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)
Yes ☐                                No ☒

As of November 12, 2008, there were 68,615,130 outstanding shares of the issuer’s common stock.

PIEDMONT MINING COMPANY, INC.

FORM 10-Q INDEX

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

PIEDMONT MINING COMPANY, INC. (An Exploration Stage Company) CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2008 (unaudited)	2007 (audited)
	$	$
CURRENT ASSETS
Cash and cash equivalents	1,366	165,877
Prepaid expenses and other (Note 3)	68,417	21,168
Total current assets	69,783	187,045
MINERAL PROPERTIES (Note 3)	115,000	275,500
RECLAMATION BONDS (Note 3)	29,339	-
EQUIPMENT (Note 4)	281	929

Total Assets	214,403	463,474

CURRENT LIABILITIES
Accounts payable and accrued liabilities	396,074	322,149
Due to related parties (Note 4)	187,293	83,008
Total current liabilities	583,367	405,157

STOCKHOLDERS’ EQUITY (DEFICIENCY)
Capital Stock (Note 5)
Authorized:
50,000,000 Preferred stock $1.00 par value
200,000,000 Common stock no par value
Common stock issued and outstanding:
68,298,643 (2007 – 63,063,774) common shares	16,466,145	15,700,695
Additional paid-in capital	840,059	730,042
Deficit accumulated prior to the exploration stage	(12,564,287	(12,564,287)
Deficit accumulated during exploration stage	(5,110,881)	(3,808,133)
Total stockholders’ equity (deficiency)	(368,962)	58,317
Total liabilities and stockholders’ equity (deficiency)	214,405	463,474

The accompanying notes are an integral part of these financial statements.

PIEDMONT MINING COMPANY, INC.
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF LOSS
(unaudited)

	Three months Ended September 30, 2008		Three months Ended September 30, 2007		Nine months Ended September 30, 2008		Nine months Ended September 30, 2007		For the Period from January 1, 2002 (Date of Inception of Exploration Stage) to September 30, 2008
	$		$		$		$		$
EXPENSES
Depreciation		216		526		648		1,456		146,102
Exploration, geological and geophysical costs		242,126		70,346		433,069		176,649		2,235,324
General and administrative		54,664		44,598		181,847		109,006		869,341
Finance fees (Note 5)		100,000		-		100,000		-		100,000
Loss on abandoned properties (Note 3)		-		-		205,500		-		205,500
Management fees		49,500		76,489		235,617		258,000		773,288
Professional fees		43,330		58,525		149,265		172,405		745,961

		489,836		250,484		1,305,946		717,516		5,075,516

LOSS BEFORE OTHER ITEMS		(489,836)		(250,484)		(1,305,946)		(717,516)		(5,075,516)

INTEREST INCOME		-		1,142		3,198		1,143		11,225
LOSS ON OTHER NON-OPERATING ACTIVITIES		-		-		-		-		(46,590)

NET LOSS		(489,836)		(249,342)		(1,302,748)		(716,373)		(5,110,881)

BASIC AND DILUTED LOSS PER SHARE		(0.007)		(0.000)		(0.020)		(0.009)
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING, BASIC AND DILUTED		67,920,382		59,100,816		65,484,769		56,346,937

The accompanying notes are an integral part of these financial statements.

PIEDMONT MINING COMPANY, INC.
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
	Nine Months Ended September 30,				For the Period from January 1, 2002 (Date of Inception of Exploration Stage) to
	2008		2007		September 30, 2008
	$		$		$
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss		(1,302,748)		(716,373)	(5,110,881)
Adjustments to reconcile net loss to net cash from operating activities:
Stock issued for finance fees		100,000		-	100,000
Warrants issued as finance fees		-		-	92,100
Loss on abandoned properties		205,500		-	205,500
Stock based compensation		110,017		176,300	376,884
Depreciation		648		1,456	146,102
Loss on other non-operating activities		-		-	(21,000)
Changes in operating assets and liabilities:
Prepaid expenses and other		(47,247)		(37,086)	(65,465)
Related party advances (repayments)		118,113		(8.776)	104,108
Accounts payable and accrued liabilities		60,095		(17,910)	425,795
NET CASH FLOWS USED IN OPERATING ACTIVITIES		(755,624)		(602,389)	(3,746,857)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of shares for cash, net of issuance costs		650,450		807,222	3,650,174
Convertible notes		-		-	291,145
NET CASH FLOWS FROM FINANCING ACTIVITIES		650,450		807,222	3,941,319

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment		-		(1,289)	(5,579)
Proceeds from non-operating activities		-		-	97,125
Reclamation bonds		(29,339)		-	(29,339)
Mineral property costs		(30,000)		(68,333)	(256,000)
NET CASH FLOWS USED IN INVESTING ACTIVITIES		(59,339)		(69,622)	(193,793)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS		(164,511)		135,211	669
CASH AND CASH EQUIVALENTS, BEGINNING		165,877		17,222	697

CASH AND CASH EQUIVALENTS, ENDING		1,366		152,433	1,366
SUPPLEMENTAL CASH FLOW INFORMATION AND NON-CASH INVESTING AND FINANCING ACTIVITIES (Note 6)

The accompanying notes are an integral part of these financial statements

PIEDMONT MINING COMPANY, INC.
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008
(unaudited)

NOTE 1:                      NATURE OF OPERATIONS

Piedmont Mining Company, Inc. (the “Company”) was formed in 1983 under the laws of the State of North Carolina, USA, and is currently in the exploration stage, whereby the Company is primarily involved in the examination and exploration of mineral properties.  As a result, under Statement of Financial Accounting Standards No. 7 (SFAS) Accounting and Reporting by Development Stage Enterprises, the Company re-established itself as an exploration stage company in 2002 and began reporting under exploration stage guidelines.

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

The Company is in the exploration stage and to date has not yet generated any net revenues or cash flow from its activities. The Company has a history of losses and has a working capital deficit of $513,583 and an accumulated deficit of $17,675,166 at September 30, 2008.  The Company is dependent on raising further equity capital to fund ongoing losses and exploration programs. There is uncertainty that the necessary funding will we obtained as needed raising substantial doubt as to the ability  to continue operating as a going concern. These financial statements do not reflect any adjustments to the carrying values of assets that might result from the outcome of this uncertainty.

The Company intends to fund its ongoing operations by way of private placements of its securities as may be required.  Since 2002, private placements of stock with warrants and the exercise of some of those warrants have resulted in net cash proceeds of $3,650,174 through September 30, 2008.

Management believes these efforts will contribute toward funding the Company’s activities until appropriate levels of funding can be arranged and/or revenue can be earned from the properties either through production or sale.  The Company’s ability to meet its cash requirements in the next year is dependent upon its continuing to obtain financing and satisfying obligations when they come due, such as compensating its officers and consultants either through monetary means or the granting of stock options.

PIEDMONT MINING COMPANY, INC.
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008
(unaudited)

NOTE 1:                      NATURE OF OPERATIONS (continued)

Unaudited Interim Financial Statements
The accompanying unaudited interim consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. They may not include all information and footnotes required by United States generally accepted accounting principles for complete financial statement disclosure. However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended December 31, 2007, included in the Company’s Form 10-KSB filed with the Securities and Exchange Commission on March 31, 2008. The unaudited interim consolidated financial statements should be read in conjunction with those financial statements included in the Form 10-KSB. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the nine months ended September 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.

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
SEPTEMBER 30, 2008
(unaudited)

NOTE 2:                      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Mineral Property Costs
The Company is primarily engaged in the acquisition, exploration and development of mineral properties.  Pursuant to Emerging Issues Task Force (EITF) 04-02, mineral rights are capitalized at cost. This includes lease payments under exploration agreements.  The projects are assessed for impairment when facts and circumstances indicate their carrying values exceed the recoverable values, such as failure to discover mineable ore.  If a mineable ore body is found, these costs will be amortized when production begins using a units-of-production method.  These costs are recorded to exploration projects on the consolidated balance sheets.  Other exploration, geological costs and research and development costs are expensed as incurred

In the event that mineral property acquisition costs are paid or settled with Company shares, those shares are recorded at fair value at the time the shares are issued.

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

Asset Retirement Obligations
The Company has adopted the provisions of SFAS No. 143 "Accounting for Asset Retirement Obligations," which establishes standards for the initial measurement and subsequent accounting for obligations associated with the sale, abandonment or other disposal of long-lived tangible assets.  The adoption of this standard has had no effect on the Company's financial position or results of operations.  To September 30, 2008 any potential costs relating to the ultimate disposition of the Company's mineral property interests are not determinable.

Impairment of Long-Lived Assets
The Company reviews property and equipment and certain identifiable intangibles, excluding goodwill, for impairment in accordance with SFAS No. 144, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable.  Recoverability of these assets is measured by comparison of its carrying amount to future undiscounted cash flows the assets are expected to generate.  If property, plant, and equipment and certain identifiable intangibles are considered to be impaired, the impairment to be recognized equals the amount by which the carrying value of the assets exceeds fair market value.  .

PIEDMONT MINING COMPANY, INC.
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008
(unaudited)

NOTE 2:                      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Financial Instruments
The fair values of cash and cash equivalents, accounts payable and accrued liabilities and amounts due to related parties were estimated to approximate their carrying values due to the immediate or short-term maturity of these financial instruments.  The fair value of the Company’s net smelter royalty obligations (refer to Note 3) is not determinable at the current stage of the Company’s exploration programs.  Accordingly, no value has been assigned by management.   The Company’s operations and financing activities are conducted primarily in United States dollars, and as a result the Company is not subject to significant exposure to market risks from changes in foreign currency rates.  Management has determined that the Company is not exposed to significant credit risk.

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

Net loss used in determining basic LPS for the nine months ended September 30, 2008 and 2007 was ($1,302,748) and ($716,373), respectively. The weighted average number of shares of common stock used in determining basic LPS for the nine months ended September 30, 2008 and 2007 was 65,484,769 and 54,947,175, respectively.

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

Income Taxes
The Company follows the liability method of accounting for income taxes.  Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax balances.  Deferred tax assets and liabilities are measured using enacted or substantially enacted tax rates expected to apply to the taxable income in the years in which those differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the date of enactment or substantive enactment.  As at September 30, 2008, the Company had net operating loss carry forwards; however, due to the uncertainty of realization, the Company has provided a full valuation allowance for the potential deferred tax assets resulting from these losses carry forwards.

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

PIEDMONT MINING COMPANY, INC.
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008
(unaudited)

NOTE 2:                      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

PIEDMONT MINING COMPANY, INC.
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008
(unaudited)

NOTE 3:                      MINERAL PROPERTIES

A summary of capitalized costs is as follows:

	Balance as at December 31, 2007		Incurred during the period		Impairment		Balance as at September 30, 2008
	$		$		$		$
Antelope Ridge		68,500		-		(68,500)		-
Bullion Mountain		20,000		-		-		20,000
Dome Hi-Ho		107,000		30,000		(137,000)		-
Dutch Flat		35,000		-		-		35,000
Pasco Canyon		10,000		-		-		10,000
Trinity Silver		10,000		-		-		10,000
PPM Gold		25,000		-		-		25,000
Willow Creek		-		15,000		-		15,000

		275,500		45,000		(205,500)		115,000

A.           Antelope Ridge Project
The Company entered into a 10 year Mining Lease with Option to Purchase dated April 26, 2005 on 50 claims in the Fish Creek Mining District, Eureka County, Nevada (the “Antelope Ridge Project”).  The Company had made lease and option payments totaling $68,500 and had incurred $189,746 in exploration costs with respect to this Project.  In June, 2008, the Company terminated this agreement and recorded an impairment loss of $68,500.

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

As at September 30, 2008, the Company has made lease payments totaling $20,000 and has incurred $27,265 in exploration costs.

PIEDMONT MINING COMPANY, INC.
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008
(unaudited)

NOTE 3:                      MINERAL PROPERTIES (continued)

C.           Dome-Hi-Ho Project
Effective on April 26, 2005, the Company entered into a five year Exploration and Option to Enter Into a Joint Venture Agreement on 44 claims in Lander County, Nevada (the ‘Dome HiHo Project’.  The Company had made lease and option payments totaling $137,000 and had incurred $350,510 in exploration costs with respect to this Project.  In June, 2008, the Company terminated this agreement and recorded an impairment loss of $137,000.

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

As at September 30, 2008, the Company has made lease payments totaling $10,000 and has incurred $618,443 in exploration and property maintenance costs with respect to the Trinity Silver Project.

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

PIEDMONT MINING COMPANY, INC.
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008
(unaudited)

NOTE 3:                      MINERAL PROPERTIES (continued)

E.            Pasco Canyon Project (continued)

As at September 30, 2008, the Company has made lease payments totaling $10,000 and has incurred $46,905 in exploration costs with respect to the Pasco Canyon Project. As of September 30, 2008 the Company has not completed all of the prescribed exploration expenditures because a drilling permit has not yet been granted by the U.S. Forest Service.  However, on September 17, 2007, the Company was granted an ‘Agreement for Extension’ to complete the work obligation.  Based on recent meetings with the U.S. Forest Service, it is currently anticipated that the required permit may be obtained by year end.  A drilling program has been planned and these costs would be funded by the sale of common stock and warrants.

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

As at September 30, 2008, the Company has made lease payments totaling $35,000 and has incurred $508,516 in exploration costs.

PIEDMONT MINING COMPANY, INC.
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008
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

As at September 30, 2008, the Company has expended $142,440, which includes an initial payment of $25,000 on signing and a reclamation bond of $11,566 on this property.

H.            Willow Creek Project
On June 16, 2008, the Company entered into an Exploration Agreement with Option to Form a Joint Venture with Carlin Gold Corporation (“Carlin”) on the Willow Creek property, Elko County, Nevada. An initial payment of $10,000 was made in November, 2007, and $300,000 was advanced to Carlin on signing the agreement, to cover the first year’s work commitment. In addition, 100,000 common shares valued at $15,000 were issued to Carlin on July 8, 2008 to acquire the option interest which was capitalized as a mineral property acquisition cost.

This Agreement grants to the Company the exclusive right to earn a 51% interest in the property by completing expenditures of $3,500,000 over a five year period as follows:

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

As at September 30, 2008, the Company has incurred $258,883 in exploration costs, including a reclamation bond of $17,773, under the first year’s work commitment.  A balance of $41,117 is recorded in prepaid expenses, which is related to the remaining work commitment monies advanced.

PIEDMONT MINING COMPANY, INC.
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008
(unaudited)

NOTE 3:                      MINERAL PROPERTIES (continued)

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
-
Upon release of the properties into “multiple use”, a five year option and earn in agreement would be signed and a work program totaling $750,000 over a five year period would commence beginning from the date of the signing of the formal agreement.

As at September 30, 2008, the Company had incurred $14,116 in exploration costs.

NOTE 4:                      DUE TO RELATED PARTIES AND RELATED PARTY TRANSACTIONS

The Board of Directors has authorized a monthly management fee of $10,000 to the Company’s President and CEO, which was increased to $14,000 per month, effective February 1, 2008. The unpaid portion of the monthly management fees at September 30, 2008 and December 31, 2007 was $110,000 and $82,000, respectively.  Unreimbursed administrative expenses incurred by the President and CEO at September 30, 2008 and December 31, 2007 were $5,429 and $0, respectively. The Company reimburses the President for office rent, which totaled $14,400 for the nine months ended September 30, 2008, and $11,600 for the nine months ended September 30, 2007.  The President advanced funds to the Company in the third quarter totaling $4,500, which remain unpaid and have accrued interest at 5%  of $30, in accordance with Company policy.

The unpaid portion of exploration costs incurred by the Company’s Vice-President at September 30, 2008 and December 31, 2007 were $65,935 and $1,621, respectively, which includes his compensation of $21,880 and $950, respectively, for services relating to the various exploration projects and research and development.

The directors receive a fee of $200 per meeting for participating in Board meetings and Compensation and Audit Committee meetings. The Chairmen of these Committees receive $300 per meeting.

From time to time, the Company’s officers and directors advance monies to the Company. These loans bear interest at 5% per annum. These loans are unsecured and have no fixed repayment terms. The unpaid balances related to these advances at September 30, 2008 and December 31, 2007 were $4,530 and $nil, respectively.

No stock options were granted to its officers or directors by the Company for the nine months ended September 30, 2008.

All related party transactions involving provision of services or transfer of tangible assets in the normal course of business were recorded at the exchange amount, which is the value established and agreed to by the related parties reflecting arms length consideration payable for similar services or transfers.  (Other related party transactions are disclosed in Note 5.)

PIEDMONT MINING COMPANY, INC.
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008
(unaudited)

NOTE 5:                      CAPITAL STOCK

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

Common Share Transactions
During the nine months ended September 30, 2008, the Company completed the following equity transactions:

In February, 2008, the Company completed a private placement offering of 74,967 Units, consisting of one share of Common Stock (the “Shares”) and one share of a Common Stock Purchase Warrant (the “Warrants”) at a price of $0.30 per Unit for proceeds of $22,490.  The Warrants are exercisable for a period of two years and shall entitle the holder to purchase one share of Common Stock (the “Warrant Shares”) for $0.60 per Warrant Share.

In March, 2008, the Company completed a private placement offering of 53,571 Units, consisting of one share of Common Stock (the “Shares”) and one share of a Common Stock Purchase Warrant (the “Warrants”) at a price of $0.28 per Unit for proceeds of $15,000.  The Warrants are exercisable for a period of two years and entitle the holder to purchase one share of Common Stock (the “Warrant Shares”) for $0.50 per Warrant Share.

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

PIEDMONT MINING COMPANY, INC.
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008
(unaudited)

NOTE 5:                      CAPITAL STOCK (continued)

In July, 2008, 100,000 shares of Common Stock were issued on signing a 5 year option and earn in agreement on the Willow Creek property. The shares were valued at $15,000, using the Company’s stock closing price of $0.15 at the date of issuance.

In August, 2008, 666,667 shares of Common Stock were issued in lieu of cash pursuant to two Engagement Letters with funding groups. The shares were valued at $0.15 per share at the time of signing for a total of $100,000.  Both engagements were subsequently terminated as no funds had been raised and as a result the $100,000 has been fully expensed.

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

On April 9, 2008 150,000 stock options were granted to a consultant, of which 75,000 vest immediately and 75,000 vest on the first anniversary in 2009. The term of this award is three years.  The Company estimated the fair value of these options to be $18,700 at the date of grant, using the BSM pricing model using an expected life of 3 years, a risk-free interest rate of 4.45% and an expected volatility of 109%.

Of the 450,000 stock options granted during the year ended December 31, 2007, 150,000 vested in 2007; 150,000 vest in 2008; and the remainder vest in 2009. The terms of these awards are three to five years. The fair value of these options was $43,900 at the 2007 grant date.

Total compensation expense for the nine months ended September 30, 2008 was $110,017 (September 30, 2007: $173,300), which corresponds to the vesting schedule.  As of September 30, 2008, the total compensation expense related to non-vested awards to be recognized in future periods is $32,584.  This expense will be recognized ratably as the stock options vest during 2008 and 2009.

PIEDMONT MINING COMPANY, INC.
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008
(unaudited)

NOTE 5:                      CAPITAL STOCK (continued)

 Below is a summary of the stock option activity for the nine months ended September 30, 2008:

		Weighted
		Average
	Number	Exercise Price
		$
Outstanding, December 31, 2007	5,975,000	0.235
Expired March 4, 2008	(400,000)	0.200
Granted April 9, 2008	150,000	0.280
Outstanding, September 30, 2008	5,725,000	0.239

		Weighted
	Nonvested	Average
	Options	Fair Value
Nonvested Options		$
Nonvested options, December 31, 2007	1,150,000	0.11
Granted April 9, 2008	150,000	0.12
Vested	(991,667)	0.11
Nonvested options September 30, 2008	308,333	0.11

The following tables summarize information and terms of the options outstanding and exercisable:

Options Outstanding at September 30, 2008				Options Exercisable at September 30, 2008
		Weighted			Weighted
		Average			Average
		Remaining	Weighted		Remaining	Weighted
Range of	Number	Contractual	Average	Number	Contractual	Average
Exercise Prices	of Shares	Life (in years)	Exercise Price	of Shares	Life (in years)	Exercise Price
$ 0.20 – 0.28	5,725,000	0..248	$ 0.239	5,416,667	2.357	$ 0.224

Options Outstanding at December 31, 2007				Options Exercisable at December 31, 2007
		Weighted			Weighted
		Average			Average
Range of		Remaining	Weighted		Remaining	Weighted
Exercise	Number	Contractual	Average	Number	Contractual	Average
Prices	Of Shares	Life (in years)	Exercise Price	of Shares	Life (in years)	Exercise Price
$ 0.20 – 0.27	5,975,000	3.15	$ 0.235	4,825,000	2.531	$ 0.233

The outstanding and exercisable stock options had no intrinsic value at September 30, 2008.

PIEDMONT MINING COMPANY, INC.
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008
(unaudited)

NOTE 5:                      CAPITAL STOCK (continued)

Common Stock Purchase Warrants
Outstanding warrants at September 30, 2008 were 10,320,702.  The exercise prices on all warrants range from $0.16 to $0.60 per share. The warrants are exercisable immediately upon issuance and the expiration dates range between one year and three years after the date of issuance.

During the nine months ended September 30, 2008, the Company issued warrants relating to unit private placements granting holders the right purchase 4,050,702 shares of common stock.  The exercise prices on these warrants range from $0.25 to $0.60 per share. The warrants were exercisable immediately upon issuance and the expiration dates are two years after issuance.  The Company estimated the total fair market value of these warrants to be $144,800 at the date of grant, using the BSM pricing model using an expected life of one year, a risk-free interest rate of 4.45% and an expected volatility of 109%.  The fair value of the warrants has been included in capital stock.

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

The warrants exercisable at September 30, 2008 had no intrinsic value.

A summary of the Company’s stock purchase warrants is presented below:

	Number of Warrants	Weighted average exercise price	Weighted average remaining life (years)
			$
Balance, December 31, 2007	10,697,000	0.31		1.24
Exercised	(737,833)
Expired	(3,689,167)
Issued	4,050,702	0.269		2.0
Balance, September 30, 2008	10,320,702	0.323		1.26

NOTE 6:          SUPPLEMENTAL CASH FLOW INFORMATION AND
    NONCASH INVESTING AND FINANCING ACTIVITIES

In July, 2008, 100,000 shares of Common Stock valued at $15,000 were issued on signing an agreement on the Willow Creek property.

In August, 2008, 666,667 shares of Common Stock valued at $100,000 were issued in lieu of cash pursuant to two engagement letters with funding groups.
	Nine months ended September 30, 2008		Nine months ended September 30, 2007
	$		$
Interest paid		-		-
Income taxes paid		-		-

PIEDMONT MINING COMPANY, INC.
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008
(unaudited)

NOTE 7:                      SUBSEQUENT EVENTS

1-
On October 24, 2008, the Company completed a private placement of 166,667 Units at a price of $.06 per unit, with each Unit consisting of one share of Common Stock and one half of a two year warrant, for proceeds of $10,000.  Each warrant is exercisable at $0.15.

2-
On October 28, 2008, the Company completed a private placement of 150,000 Units at a price of $.06 per unit, each Unit consisting of one share of Common Stock and one half of a two year warrant, for proceeds of $9,000.  Each warrant is exercisable at $0.15.

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

During the period ended September 30, 2008, we abandoned two projects: Antelope Ridge Project and the Dome Hi-Ho Project.  We decided to discontinue the two projects because the drilling results did not warrant continuing with the projects.

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

 There is no guarantee that our exploration activities will locate viable gold and/or silver reserves, or if an economic mineral deposit were discovered that we would be able to commence commercial production, or that if we do locate viable mineralization that we would be able to secure the funding necessary to proceed with the mining and production of the ore.

Expenses for the Nine Month Period ending September 30, 2008 vs. September 30, 2007

Expenses for the Three Month Period ending September 30, 2008 vs. September 30, 2007

Exploration, geological and geophysical costs increased by $171,780, or 244.19% to $242,126 for the three months ended September 30, 2008 as compared to $70,346 for the three months ended September 30, 2007.  The principal reason for this increase was due to an increase in exploration activity on various properties, most notably the commencement of the Willow Creek project.

Exploration, geological and geophysical costs increased by $256,420, or 145.16%  to $433,069 for the nine months ended September 30, 2008 as compared to $176,649 for the nine months ended September 30, 2007.  The principal reason for this increase was due to an increase of $256,420 in exploration activity on various properties most notably the commencement of the Willow Creek project  and a write-off of the lease payments on abandoned projects of $205,500.  The Antelope Ridge and Dome HiHo projects were abandoned during the second quarter because the exploration results to date were not sufficiently encouraging to warrant further drilling and exploration.

Management fees decreased by $26,989, or (35.28)%, to $49,500 for the three months ended September 30, 2008 as compared to $76,489 for the three months ended September 30, 2007.  The principal reason for this change for the three month period was due to an increase of $14,000 in management fees due to an increase in the monthly fees paid to the president, and a decrease of $39,489 in recording the expense of vested options.

Management fees decreased by $22,383, or (8.68)%, to $235,617 for the nine months ended September 30, 2008 as compared to $258,000 for the nine months ended September 30, 2007.  The principal reason for this change for the nine month period was due to an increase of $47,000 in management fees paid to the president, $2,600 paid to directors for meetings, and a decrease of $66,283 in recording the expense of fully vested options.

For the three months ended September 30, 2008, professional fees decreased $15,195, or (25.96)%,  to $43,330 as compared to $58,525 for the three months ended September 30, 2007.  This change for the three month period is due to increased efficiencies in processing the quarterly 10Q.

            For the nine months ended September 30, 2008, professional fees decreased $23,139, or (13.42)%,  to $149,265 as compared to $172,405 for the nine months ended September 30, 2007.  This change for the nine month period is due to increased efficiencies in processing the quarterly 10Q.

Depreciation expense decreased by $310, or (58.94%), to $216 for the three months ended September 30, 2008 as compared to $526 for the three months ended September 30, 2007.  The principal reason for this change is attributable to some equipment becoming fully depreciated.

Depreciation expense decreased by $808, or (55.5%), to $648 for the nine months ended September 30, 2008 as compared to $1,456 for the nine months ended September 30, 2007.  The principal reason for this change is attributable to some equipment becoming fully depreciated.

Liquidity and Financial Condition

Cash and Working Capital

We had an accumulated deficit of ($16,372,420) from our inception in 1983 to December 31, 2007, and an accumulated deficit of ($17,675,168) at September 30, 2008. We have no contingencies or long-term obligations except for our work commitments described under our seven (7) property agreements on our leased properties. All of these agreements can be terminated by us upon either 30 or 60 days notice.

We had a cash balance of $165,877 on December 31, 2007 and a cash balance of $1,366 on September 30, 2008.  For the nine months period ending September 30, 2008, we had net cash outflows of $164,511.

The cash flows used in operations for the nine month period ended September 30, 2008 were $755,624 compared with $602,389 for the same period in 2007.  Cash flows used in operations for the nine month period ended September 30, 2008 consisted primarily of a net loss of $1,302,748 including stock based compensation of  $110,017, non cash finance fees of $100,000 and the write-off of leases on abandoned projects of $205,500, with changes in working capital assets and liabilities consisting of a net decrease in prepaid expenses of $47,247, an  increase in accounts payable and accrued liabilities of $60,095 and an increase of $118,113 to accrued expenses for amounts unpaid to related parties..

The cash flows used in investing activities for the nine month period ended September 30, 2008 were $59,339 compared to $69,622 for the same period in 2007. Cash flows used in investing activities consisted of a lease payment of $30,000 and the purchase of reclamation bonds of $29,339 on the Company’s mineral properties.

Net cash flows provided by equity financing activities were $650,450 versus $807,222 during the same period in 2007.

Internal and External Sources of Liquidity

During the forthcoming 12 months period, we plan to fund our operations through issuances of Common Stock or Common Stock with warrants.  However, there is no guarantee or assurance that this will be achieved. In the event, we are unable to raise additional capital, we may not be able to meet our obligations and may be required to curtail or terminate some of our planned exploration programs

Contractual Obligations

We have no commitments for capital expenditures.

We do not engage in hedging transactions and we have no hedged mineral resources.

We are committed to making certain exploration work expenditures, lease and option payments, and claims maintenance payments on properties signed at September 30, 2008 over the forthcoming 12 months period.

Bullion Mountain Project:

•
Required work expenditure by September 30, 2008; $20,000 of which $27,265 has already been expended; In September, 2007, this agreement was amended and the time for completing the remaining work obligation was extended indefinitely.

•	Claims maintenance: $8,651 has been paid through September 30, 2008.

•	Annual payments: $10,000 was paid in November, 2007.

Trinity Silver Project:

•	Required work expenditure: $200,000, of which $628,443 has already been expended.

•	Claims maintenance: $21,579 has been paid by September 30, 2008/

•	Annual payments: $0.

Pasco Canyon Gold Project:

•	Required work expenditure: $56,905 has already been completed. Further work postponed pending receipt of drill permit from U.S. Forest Service.

•	Claims maintenance: $9,416 has been paid through September 30, 2008.

•	Annual payments; $0.

Dutch Flat Gold Project:

•	Required work expenditure: $500,000 by September 30, 2008, of which $543,516 was expended at September 30, 2008.

•	Claims maintenance; $15,451 has been paid through September 30, 2008.

•	Annual payments; $0.

PPM Miranda Gold Project:

•
Required work expenditure for first year; $175,000, of which $142,440 has been expended.  The difference will be incurred in the next quarter using funds which have been and will be received subsequent to the September 30.  Both parties wish to continue with the planned exploration program for the property.

•	Current claims maintenance: $28,781 has been paid through September 30, 2008.

•	Annual payments; $0.

Willow Creek Project:

•
Option and Earn-in Agreement was signed Initial signing fee of $10,000 was paid in December, 2007.  A cash advance of $300,000 was deposited for the first year’s exploration costs. In addition, 100,000 common shares were issued in July, 2008 valued at $15,000 in accordance with the Earn-in Agreement. As at September 30, 2008, the cash on deposit was $41,117, and $258,883 of those funds had been expended along with an additional $11,864 for a total expenditure of $270,747.

Morgan Pass Project:

•
On May 20, 2008, a Letter of Intent was signed on the Morgan Pass Project.  The option and earn in agreement will not be signed until the property is released in to ‘multiple use’. Funds of $14,116 have been expended to date.

All of these property agreements can be terminated on 30 to 60 days advance notice.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosure About Market Risks

Not Appilcable.

Item 4T. Controls And Procedures

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

Item 1A. Risk factors

Not Applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

2008:

During the three months ended September 30, 2008, the Company completed the following equity transactions:

In July 2008, 100,000 shares of Common Stock were issued upon entering into a five year option and earn-in agreement on the Willow Creek property. The shares were valued at $15,000 in the aggregate, using the closing price of the Company’s common stock of $0.15 at the date of issuance.

In August, 2008, we issued 666,667 shares of Common Stock to unrelated parties as consideration for services rendered in connection with proposed financing.  The shares were valued at $0.15 per share.

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission Of Matters To A Vote Of Security Holders

Our  annual meeting of stockholders was held on August 25, 2008. The stockholders voted, either in person or by proxy, on the following proposals. The nominees presented for election as the directors of the Company were elected and the independent registered public accounting firm appointed for the 2008 fiscal year was ratified and approved, while the proposal to reincorporate the Company from North Carolina to Nevada, pursuant to an Agreement and Plan of Merger, did not receive the requisite amount of votes, such required vote being approval by at least 66 2/3% of the outstanding shares entitled to vote.

The results of the stockholder voting follows:

Proposal 1.	To elect the following five directors to hold office for one-year terms or until their successors are duly elected and qualified:

	Votes For	Votes Against Or Withheld	Total Voted
Robert M. Shields, Jr.	42,015,627	204,331	42,219,958
Ian C. MacDonald	42,135,627	84,331	42,219,958
Lewis B Gustafson	42,015,627	204,331	42,219,958
John P. Ingersoll	42,125,627	94,331	42,219,958
Ralph W. Kettell, II	42,135,627	84,331	42,219,958

Proposal 2.	To approve an Agreement and Plan of Merger pursuant to which the Company will reincorporate from the State of North Carolina to the State of Nevada.

For	19,561,672
Against	226,249
Abstain	6,800
Broker Non-Vote	22,425,237

Proposal 3.	To ratify and approve the Board of Directors appointment of Dale Matheson Carr-Hilton LaBonte LLP as the Company’s independent registered public accounting firm for the 2008 fiscal year.

For	42,058,224
Against	139,989
Abstain	21,745

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Description	Location

31.1	Certification Pursuant to Section 302	Provided herewith
32.1	Certification Pursuant to 18 U.S.C. Section 1350	Provided herewith

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned  thereunto duly authorized.

PIEDMONT MINING COMPANY, INC., a North Carolina Corporation
Dated: November 13, 2008	/s/ Robert M. Shields, Jr.
By: Robert M. Shields, Jr. Its: Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)