Form 10-K
period 2008-12-31
Piedmont Mining Company, Inc.
filed 2009-03-31
CIK 1366826

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2008 OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 001-34075

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

Common Stock, no par value per share
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issue, as defined in Rule 405 of the Securities Act.
☐ Yes	No ☒

Check by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.
☐ Yes	No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒	No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment of this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-3 of the Exchange Act.  (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.
Yes ☐	No ☒

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant was approximately $9,075,742  based on the average bid and asked price of the registrant’s common stock as reported on the OTC Bulletin Board under the symbol “PIED” as of June 30, 2008.

The number of shares of the issuer’s common stock outstanding as of March 23,  2009 was 69,040,310.

PIEDMONT MINING COMPANY, INC.

FORM 10-K INDEX

PART I

ITEM 1. BUSINESS

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

Overview of Business

Piedmont Mining Company, Inc. (herein after the “Company” or “Piedmont”) is a North Carolina corporation formed in 1983.  From our inception until mid-1992, we were engaged in the exploration for, and production of, gold and other precious metals and the evaluation of gold properties in North and South Carolina.  From 1983 we were engaged in exploration and from early 1985 until May 1992, we were also engaged in the mining and production of gold and silver at our Haile Mine Property near Kershaw, South Carolina.  In May 1992, we entered into a joint venture at our Haile Mine Property with Amex Gold, Inc. (“AGI”).  Our operations ceased at the Haile Mine Property in 1994.    We did not again become engaged in exploration activities until 2004, when we relocated our principal place of business to Reno, Nevada.  Since October 2003, we have been an exploration stage company engaged in the acquisition and exploration of mineral properties.  We have entered into agreements on nine (9) exploration properties in the state of Nevada.  The description of these properties are set forth under Item 2 of this Report. Our plan is to conduct exploration for gold and silver at each of these properties to assess whether they possess economic deposits of gold and/or silver, which can be recovered at a profit.  We do not intend to build an exploration staff, but rather to joint venture our projects with competent exploration groups who can manage the exploration activities with our funding, although in some cases we may conduct exploration on our own using contractors.  We do not know whether a commercially viable ore body will be located on any of our mineral claims or leased properties. Our current plans are limited to exploration in the state of Nevada which is dependent on us securing additional financing or seeking alternative sources of cash flow.

Our directors and officers are individuals with prior experience in gold and silver exploration, development and operations.  Our directors and officer team has in excess of 165 years of combined experience with gold and silver exploration, development and mining.  We believe that we have assembled a highly qualified group of individuals with extensive experience in this sector.

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

If mineralized material is found on any of our exploration properties and production is warranted, but we do not have adequate working capital to do so, we may have to sell additional shares of Common Stock or borrow money to finance the cost of development. We may not have the working capital to maintain our interest in our current exploration properties or commence profitable mining operations on any of our properties if economically viable gold and/or silver reserves were located on them in the future, and equity or debt financings may not provide us with the additional working capital necessary to continue operations.

We maintain a worldwide web site at http://www.piedmontmining.com.  The reference to our worldwide web address does not constitute incorporation by reference into this report information contained at that site.

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

Compliance with Government Regulations

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

We plan to secure all necessary permits for our exploration activities and we intend file for the required permits to conduct our exploration programs as necessary. These permits are usually obtained from either the Bureau of Land Management or the United States Forest Service. Obtaining such permits usually requires the posting of small bonds for subsequent remediation of trenching, drilling and bulk-sampling.

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

Patents/Trade Marks/Licenses/Franchises/Concessions/Royalty Agreements or Labor Contracts

We do not currently own any patents or trademarks. Also, we are not a party to any license or franchise agreements, concessions, royalty agreements or labor contracts arising from any patents or trademarks.

ITEM 1A.  RISK FACTORS

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

We have not had any revenues since 1992. We incurred operating losses of $1,435,532 and $1,660,654 in the years ended December 31, 2008 and 2007, respectively. We had an accumulated deficit of $17,804,753 as of December 31, 2008.  We had a working capital deficit of $622,354 at December 31, 2008.  Revenues are not normally generated during the exploration stage of operations.  We do not anticipate generating revenues from exploration or production in the foreseeable future. Profitability will require the successful development of one or more of our leased properties or the joint venture or outright sale of one or more of our option rights to acquire an interest in the properties that we currently lease. We may not be able to successfully commercialize any of our mineral properties and thereby become profitable.

There is substantial doubt about our ability to continue as a going concern due to significant recurring losses from our operations, our accumulated deficit and our working capital deficit, all of which means that we may need to obtain additional funding in order to continue operations.

Our independent auditors have added an explanatory paragraph in their opinion issued in connection with our financial statements for the years ended December 31, 2008 and 2007 with respect to their substantial doubt about our ability to continue as a going concern.  As discussed in Note 1 to our financial statements for the fiscal year ended December 31, 2008, we have been generating significant losses from our operations. Since our incorporation in July 1983, we have amassed an accumulated deficit of $17,804,753 as of December 31, 2008.  We also had a working capital deficit of $622,354 as of December 31, 2008, which raises substantial doubt about our ability to continue as a going concern.

We may fail to secure additional financing to meet our future capital needs.

We need significant additional capital to conduct our planned exploration activities on all of our leased properties.  We may also need capital more rapidly than currently anticipated and/or we may incur higher than expected exploration expenses.  We may fail to secure additional debt or equity financing on terms acceptable to us, or at all, at times when we need such funding.  If we do raise funds by issuing additional equity or convertible debt securities, the ownership percentages of existing shareholders would be reduced and the securities that we issue may have rights, preferences or privileges senior to those of the current holders of our Common Stock.  Such securities may also be issued at a discount to the market price of our Common Stock, resulting in further dilution to our existing shareholders.  If we raise additional funds by issuing debt, we could be subject to debt covenants that could place limitations on our operations and financial flexibility.  Our inability to raise additional funds on a timely basis could make it difficult for us to achieve our business objectives and could have a negative impact on our business, financial condition, results of operations and the value of our Common Stock.

We may not be able to secure additional financing to meet our future capital needs due to changes in general economic conditions.

We will need significant capital  to satisfy our current working capital requirements. Any sustained weakness in the general economic conditions and/or financial markets in the United States or globally could affect adversely our ability to raise capital on favorable terms or at all. We have relied, and may also rely in the future, on access to financial markets as a source of liquidity to satisfy working capital requirements and for general corporate purposes. We may be unable to secure additional debt or equity financing on terms acceptable to us, or at all, at the time when we need such funding.  If we do raise funds by issuing additional equity or convertible debt securities, the ownership percentages of existing shareholders would be reduced, and the securities that we issue may have rights, preferences or privileges senior to those of the holders of our common stock or may be issued at a discount to the market price of our common stock which would result in dilution to our existing shareholders.  If we raise additional funds by issuing debt, we may be subject to debt covenants, such as the debt covenants under our secured credit facility, which could place limitations on our operations including our ability to declare and pay dividends.  Our inability to raise additional funds on a timely basis would make it difficult for us to achieve our business objectives and would have a negative impact on our business.

We do not currently have sufficient funds to complete all of our proposed mineral exploration programs, and as a result we may have to suspend operations on some of them.

Our mineral exploration programs are limited and restricted by the amount of working capital that we have and are able to raise from financings. We do not have sufficient funds to complete all of our proposed mineral exploration programs at present. As a result, unless we raise additional funds, we may have to suspend or terminate operations on certain exploration projects or sell one or more of our option rights to acquire an interest in the properties that we currently lease. We will need to obtain additional financing in order to complete our proposed mineral exploration programs. As of December 31, 2008, we had cash in the amount of $582.  We currently have no income producing operations. Our exploration programs call for significant expenditures. We will also require additional financing if the costs of the proposed exploration programs are greater than anticipated. We may fail to secure additional financing to meet our future capital needs.  Obtaining additional financing would be subject to a number of factors, including the market prices for gold and silver, investor sentiment and investor acceptance of our exploration programs. These factors may make the timing, amount, terms or conditions of additional financing unacceptable or unavailable to us. The most likely source of future funding is through the sale of equity capital. Any sale of equity capital would result in dilution to our existing shareholders. The only other alternatives for the financing of further exploration would be the offering by us of an interest in one or more of our projects to another party or parties to carry out further exploration or the issuance of debt, neither of which is presently contemplated.

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

An unsuccessful material strategic transaction or relationship could result in operating difficulties and other harmful consequences to our business.

We have evaluated, and expect to continue to evaluate, a wide array of potential strategic transactions and relationships with third parties.   From time to time, we may engage in discussions regarding potential acquisitions or joint ventures. Any of these transactions could be material to our financial condition and results of operations, and the failure of any of these material relationships and transactions may have a negative financial impact on our business.

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

The price of gold and silver are subject to price fluctuations.  Large participants in the market can cause significant prices changes very quickly and without warning and for no apparent reason.  In order to maintain profitable operations, an operating mine must sell its gold and silver for more than its cost of producing it. The lower the price of the metal, the more difficult it is to make a profit. While current prices are economically attractive, if gold and/or silver prices should decline significantly, this could have a significant adverse effect on our ability to raise funds and cause us to cease activities until the price of gold and/or silver increases or cease our operations all together. Because mining costs are relatively fixed, the lower the market price of gold and/or silver, the greater the chance that investors might be unwilling to provide us with necessary funds and that we would therefore have to cease our operations.

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

During the past several years, the United States Congress considered a number of proposed amendments to the General Mining Law of 1872, which governs mining claims and related activities on federal lands. For example, a broad based bill to reform the General Mining Law of 1872, the Hardrock Mining and Reclamation Act of 2007 (H.R. 2262) was introduced in the U.S. House of Representatives on May 10, 2007 and was passed by the U.S. House of Representatives on November 1, 2007, but no further action has been taken that we are aware of.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

Not Applicable.

ITEM 2. PROPERTIES

The following describes the properties in Nevada on which we have signed agreements or letters of intent:

1. Antelope Ridge Silver/Gold Project - Eureka County, Nevada

The Company entered into a 10 year Mining Lease with Option to Purchase dated April 26, 2005 on 50 claims in the Fish Creek Mining District, Eureka County, Nevada.  The Company made lease and option payments totaling $68,500 and incurred $189,746 in exploration costs with respect to this Project.  In June, 2008 the Company terminated this agreement and recorded an impairment loss of $68,500.

2. Dome - HiHo Gold Project - Lander County, Nevada

Effective in April 2005, the Company entered into a five year Exploration and Option to Enter into a Joint Venture Agreement on 44 claims in Lander County, Nevada.  The Company made lease and option payments totaling $137,000 and incurred $350,510 in exploration costs with respect to the Project.  In June 2008 the Company terminated this agreement and recorded an impairment loss of $137,000.

3. Trinity Silver Project - Pershing County, Nevada

The Trinity Silver Project (“Trinity Silver”) is located 16 miles northwest of the town of Lovelock in Pershing County, Nevada.  The property is accessed on the west side from a well-maintained dirt road off of state Highway 399. Heavy trucks can directly access the site by this route.

Trinity Silver consists of unpatented mining claims and about 5,000 acres of fee land, or about 5,800 acres in total, located in Pershing County, Nevada. AuEx, Inc. (“AuEx”), a wholly owned subsidiary of AuEx Ventures, Inc., leased this property package from Newmont Mining Corporation (“Newmont”) in late July 2005.

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

We have now completed two drilling programs on this property.   The results confirm the continuation of silver mineralization beneath the old Trinity Silver pit and along trend.  Several holes showed grades in excess of 2 ounces per ton.  In addition, these silver intercepts also contain lead and zinc values ranging from about 0.20% to about 2.0% on a combined basis.  These and previous drill results are being studied and a silver resource computation has been made.  As of December 31, 2008, the Company had made lease payments totaling $10,000 and had incurred $619,408 in exploration and property maintenance costs on this property.

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

We do not know whether we will succeed in locating an economic mineral deposit on this property. The Company has made lease payments totaling $10,000 and has incurred $619,408 in exploration and property maintenance costs with respect to the Trinity Silver Project as of December 31, 2008.

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

As of December 31, 2008, the Company had made lease payments totaling $27,000 and has incurred  $27,305 in exploration costs.

On September 12, 2007, a ‘First Amendment to Mining Lease’ was signed extending the time for completing the required work obligation indefinitely to accommodate the Company’s efforts to consolidate its property position with those of adjacent property owners.  Costs would be funded by the sale of common stock and warrants.

We do not know whether we will succeed in locating an economic mineral deposit on this property. The property holder has agreed to permit the Company to make a $7,000 payment in lieu of the $15,000.

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

This property is located at the junction of two calderas, within the Toquima Caldera Complex.  No claims had ever been filed on this property prior to its staking by AuEx in 2003.  Two (2) holes were drilled by NDT Ventures, Ltd. in 2004, but they tested only the most accessible east fringe of the property to a depth of only about 600 feet.  We have  completed detailed geologic mapping and have submitted to the United States Forest Service a plan for road building and drilling.  We currently awaiting the receipt of a drill permit. We are then planning to drill  two reverse circulation holes to approximately 1,200 feet or more following receipt of the drilling permit.

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

As of December 31, 2008, the Company has made lease payments totaling $10,000 and has incurred $47,315 in exploration costs with respect to the Pasco Canyon Project. As of December 31, 2008 the Company has not completed all of the prescribed exploration expenditures because a drilling permit has not yet been granted by the U.S. Forest Service.  However, on September 17, 2007, the Company was granted an indefinite ‘Agreement for Extension’ to complete the work obligation. The Company has now been given preliminary approval to receive a drill permit but has not yet completed the remaining requirements for the final issuance of the drill permit with the U.S. Forest Service.

We do not know whether we will succeed in locating an economic mineral deposit on this property.

6. Dutch Flat Gold Project – Humboldt County, Nevada

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

Cordex Exploration Co. (“Cordex”) and Columbus Gold (U.S.) Corporation (“Columbus”) have consolidated and extended this claim position in recent years.  They have also completed geologic mapping and sampling of the property and assembled the data and reports from previous exploration. A ground magnetic survey of the property has been completed and a shallow reverse circulation drilling program of about 2,550 feet was conducted on the property last fall.  Based on the results of this shallow drilling program, a second drilling program consisting of 24 angled reverse circulation drill holes totaling 10,280 feet was conducted in October 2007.  These holes were drilled to depths of from 245 to 820 feet.  All but 4 of these holes encountered at least 10 feet of low grade gold.  The two best intercepts were 145 feet averaging 0.021 ounces of gold per ton and 160 feet averaging 0.011 ounces of gold per ton.  The mineralization is still open to the north and to the south.  As of December 31, 2008, the Company had made the initial payment of $35,000 and incurred $508,516 in exploration costs with respect to this property.

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

We do not know whether we will succeed in locating an economic mineral deposit on this property. As of  December 31, 2008, the Company has made the initial payment of $35,000 and has incurred $508,516 in exploration costs with respect to the Dutch Flat Gold Project.

7. PPM Gold  Project – Humboldt County, Nevada

In April, 2007, the Company signed an “Exploration Agreement with Option to Form Joint Venture” (the “Exploration Agreement”) with Miranda US, Inc., a wholly-owned subsidiary of Miranda Gold Corp. (“Miranda”), a Canadian corporation listed on the TSX Venture Exchange.

The PPM Gold Project is located at the north end of the Battle Mountain-Eureka gold trend on the west flank of the Hot Springs mountains and about 30 miles north of the town of Winnemucca. It is about 12 miles northwest of the Twin Creeks, Turquoise Ridge and Pinson gold deposits where past production and current resources now exceed 23 million ounces of gold. This property now consists of 81 unpatented claims.  The property overlies a northeast striking fault system that intersects biogeochemical gold-in sagebrush anomalies near the margin of an inferred buried intrusive and adjacent to a sediment hosted mercury district. Such mercury occurrences are frequently closely associated with sediment hosted gold systems in Nevada.  Further gold and mercury in sagebrush survey were conducted in late 2007 and have further refined drill targets.  It is currently planned to conduct the first drill program this spring.

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

As of December 31, 2008, the Company has expended $142,440, which includes an initial payment of $25,000 on signing and a reclamation bond of $11,566 on this property.  The Company is in discussions with the Optionor to amend the terms of the option and allow additional time to complete exploration expenditures requirement.  The option is currently still in good standing.

8. Willow Creek Gold Project - Elko County, Nevada

On June 16, 2008, the Company entered into an Exploration Agreement with Option to Form a Joint Venture with Carlin Gold Corporation (“Carlin”). A Letter of Intent was signed with Carlin Gold Corporation on the Willow Creek property, Elko County, Nevada. An initial payment of  $10,000 was made in  November, 2007 and $300,000 was advanced to Carlin on signing the agreement, to cover the first year’s work commitment.  In addition, 100,000 common shares valued at $15,000 were issued to Carlin on July 8, 2008 to acquire the option interest which was capitalized as a mineral property acquisition cost.

This Agreement grants to the Company the exclusive right to earn a 51% interest in the property by completing expenditures of  $3,500,000 over a five year period as follows:

Year 1	$300,000	(paid)
Year 2	500,000
Year 3	700,000
Year 4	1,000,000
Year 5	1,000,000
Total	3,500,000

The Company can terminate this Agreement at any time after completion of the first year’s work requirement. The Company will be required to make all property maintenance payments and pay $10,000 to Carlin Gold on each anniversary date of the agreement. Upon earning 51% interest, the parties would enter into a joint venture agreement.

As of December 31, 2008, the Company has incurred $284,404 in exploration costs, including a reclamation bond of $17,773, under the first year’s work commitment. A balance of $28,180 is recorded in prepaid expenses, which is related to the remaining work commitment monies advanced.

We do not know whether we will succeed in locating an economic mineral deposit on this property.

9. Morgan Pass Project - Elko County, Nevada

On May 20, 2008, the Company signed a Letter of Intent with Nevada Eagle Resources LLC, a wholly owned subsidiary of Gryphon Gold Corporation on the Morgan Pass property in Elko County, Nevada.  The Letter of Intent is effective for five years, during which time the parties will negotiate an “Exploration Agreement with Option to Form Joint Venture” at such time as the property is released into “multiple use” from a “wilderness study area”. During this time the Company must:

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

As of December 31, 2008, the Company has incurred $14,351 in exploration costs.

The following is a map highlighting the location of our leased properties:

ITEM 3. LEGAL PROCEEDINGS

We are not aware of any pending or threatened material legal proceedings against us.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the quarter ended December 31, 2008.

PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND PURCHASES OF EQUITY SECURITIES

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

Year 2008	High	Low
First Quarter	$0.33	$0.15
Second Quarter	$0.21	$0.11
Third Quarter	$0.16	$0.10
Fourth Quarter	$0.12	$0.01

Year 2007	High	Low
First Quarter	$0.24	$0.12
Second Quarter	$0.19	$0.08
Third Quarter	$0.38	$0.12
Fourth Quarter	$0.37	$0.23

On December 31, 2008, the closing price of our common stock as reported on the Bulletin Board was $0.032 per share.

As of March 23, 2009, we had 339 registered shareholders and approximately 1,605 street name holders.  More than 34,000,000 of our shares are held in brokerage accounts.

Dividends

We have not paid any dividends on our common stock and do not anticipate paying any cash dividends in the foreseeable future. We intend to retain any earnings to finance the growth of the business. We cannot assure you that we will ever pay cash dividends.

Stock Option Plans

There are no stock option plans.

Recent Sales Of Unregistered Securities

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

In April, 2008, the Company completed a private placement offering of  86,000 Units, consisting of one share of Common Stock  and one Common Stock Purchase Warrant at a price of $0.175 per Unit for proceeds of $15,050.  The Warrants are exercisable for a period of two years and shall entitle the holder to purchase one share of Common Stock  for $0.27 per Share. The sales and issuances of Common Stock and warrants to purchase Common Stock in this private placement were made by us in reliance upon the exemptions from registration provided under Section 4(2) and 4(6) of the Securities Act and Rule 506 of Regulation D promulgated by the SEC under federal securities laws and comparable exemptions for sales to “accredited” investors under state securities laws.  The offers and sales were made to accredited investors as defined in Rule 501(a) under the Securities Act, no general solicitation was made by us or any person acting on our behalf except by the placement agent referenced above which was a registered broker-dealer in such applicable jurisdictions; the securities sold were subject to transfer restrictions, and the certificates for those shares contain an appropriate legend stating that they have not been registered under the Securities Act and may not be offered or sold absent registration or pursuant to an exemption therefrom.

In April, 2008, the Company completed a private placement offering of  312,500 Units, consisting of one share of Common Stock  and one Common Stock Purchase Warrant at a price of $0.16 per Unit for proceeds of $50,000.  The Warrants are exercisable for a period of two years and shall entitle the holder to purchase one share of Common Stock  for $0.25 per Share. The sales and issuances of Common Stock and warrants to purchase Common Stock in this private placement were made by us in reliance upon the exemptions from registration provided under Section 4(2) and 4(6) of the Securities Act and Rule 506 of Regulation D promulgated by the SEC under federal securities laws and comparable exemptions for sales to “accredited” investors under state securities laws.  The offers and sales were made to accredited investors as defined in Rule 501(a) under the Securities Act, no general solicitation was made by us or any person acting on our behalf except by the placement agent referenced above which was a registered broker-dealer in such applicable jurisdictions; the securities sold were subject to transfer restrictions, and the certificates for those shares contain an appropriate legend stating that they have not been registered under the Securities Act and may not be offered or sold absent registration or pursuant to an exemption therefrom.

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

In May, 2008, the Company completed a private placement offering of 3,203,331 Units, consisting of one share of Common Stock (the “Shares”) and one share of a Common Stock Purchase Warrant (the “Warrants”) at a price of $0.15 per Unit for proceeds of $480,500 less broker commission of $43,245 for net proceeds of $437,255.  The Warrants are exercisable for a period of two years and shall entitle the holder to purchase one share of Common Stock (the “Warrant Shares”) for $0.26 per Warrant Share. In addition to the cash commission, the broker received a warrant exercisable for a period of two years which shall entitle the broker to purchase 320,333 shares of Common Stock for $0.15 per Warrant Share. The sales and issuances of Common Stock and warrants to purchase Common Stock in this private placement were made by us in reliance upon the exemptions from registration provided under Section 4(2) and 4(6) of the Securities Act and Rule 506 of Regulation D promulgated by the SEC under federal securities laws and comparable exemptions for sales to “accredited” investors under state securities laws.  The offers and sales were made to accredited investors as defined in Rule 501(a) under the Securities Act, no general solicitation was made by us or any person acting on our behalf except by the placement agent referenced above which was a registered broker-dealer in such applicable jurisdictions; the securities sold were subject to transfer restrictions, and the certificates for those shares contain an appropriate legend stating that they have not been registered under the Securities Act and may not be offered or sold absent registration or pursuant to an exemption therefrom.

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

In August, 2008, 666,667 shares of Common Stock were issued in lieu of cash pursuant to two Engagement Letters with funding groups. The shares were valued at $0.15 per share at the time of signing for a total of $100,000. Both engagements have been terminated as no funds had been raised and as a result, the $100,000 has been fully expensed.

In October, 2008, the Company completed a private placement offering of 166,667 Units, consisting of one share of Common Stock  and one Common Stock Purchase Warrant at a price of $0.06 per Unit for proceeds of $10,000.  The Warrants are exercisable for a period of two years and shall entitle the holder to purchase one share of Common Stock  for $0.15 per Share. The sales and issuances of Common Stock and warrants to purchase Common Stock in this private placement were made by us in reliance upon the exemptions from registration provided under Section 4(2) and 4(6) of the Securities Act and Rule 506 of Regulation D promulgated by the SEC under federal securities laws and comparable exemptions for sales to “accredited” investors under state securities laws.  The offers and sales were made to accredited investors as defined in Rule 501(a) under the Securities Act, no general solicitation was made by us or any person acting on our behalf except by the placement agent referenced above which was a registered broker-dealer in such applicable jurisdictions; the securities sold were subject to transfer restrictions, and the certificates for those shares contain an appropriate legend stating that they have not been registered under the Securities Act and may not be offered or sold absent registration or pursuant to an exemption therefrom.

In October, 2008, the Company completed a private placement offering of 150,000 Units, consisting of one share of Common Stock  and one Common Stock Purchase Warrant at a price of $0.06 per Unit for proceeds of $9,000.  The Warrants are exercisable for a period of two years and shall entitle the holder to purchase one share of Common Stock for $0.15 per Share. The sales and issuances of Common Stock and warrants to purchase Common Stock in this private placement were made by us in reliance upon the exemptions from registration provided under Section 4(2) and 4(6) of the Securities Act and Rule 506 of Regulation D promulgated by the SEC under federal securities laws and comparable exemptions for sales to “accredited” investors under state securities laws.  The offers and sales were made to accredited investors as defined in Rule 501(a) under the Securities Act, no general solicitation was made by us or any person acting on our behalf except by the placement agent referenced above which was a registered broker-dealer in such applicable jurisdictions; the securities sold were subject to transfer restrictions, and the certificates for those shares contain an appropriate legend stating that they have not been registered under the Securities Act and may not be offered or sold absent registration or pursuant to an exemption therefrom.

Repurchase of Equity Securities

We did not repurchase any shares of our common stock during the year ended December 31, 2008.

ITEM 6. SELECTED FINANCIAL DATA

Not Applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview of Business

We are a North Carolina corporation formed in 1983. From our inception until mid-1992, we were engaged in the exploration for, and production of, gold and other precious metals and the evaluation of gold properties in North and South Carolina. From 1983 we were engaged in exploration and from early 1985 until May 1992, we were also engaged in the mining and production of gold and silver at our Haile Mine Property near Kershaw, South Carolina. In May 1992, we entered into a joint venture at our Haile Mine Property with Amax Gold Incorporated. Our operations ceased at the Haile Mine Property in 1994.  We did not again become engaged in exploration activities until 2004, when we relocated our principal place of business to Reno, Nevada. Since October 2003, we have been an exploration stage company engaged in the acquisition and exploration of mineral properties. We have now entered into option and earn-in agreements and letter of intent on exploration properties in the state of Nevada. Our plan is to conduct exploration for gold and silver at each of these properties to assess whether they possess economic deposits of gold and/or silver that can be recovered at a profit. We do not intend to build an exploration staff, but rather to joint venture our projects with competent exploration groups who can manage the exploration activities with our funding, although in some cases we may conduct exploration on our own using contractors. We do not know whether a commercially viable ore body will be located on any of our mineral claims or properties. Our current plans are limited to research and exploration in the state of Nevada.

Recent Events

Since the end of the fiscal year 2008, the following events have occurred:

In January, 2009, the Company completed a private placement offering of 125,000 Units, consisting of one share of Common Stock and one Common Stock Purchase Warrant at a price of $0.04 per Unit for proceeds of $5,000.  The Warrants are exercisable for a period of two years and entitle the holder to purchase one share of Common Stock for $0.10 per Share.

In March, 2009, the Company completed a private placement offering of 100,000 Units, consisting of one share of Common Stock and one Common Stock Purchase Warrant at a price of $0.05 per Unit for proceeds of $5,000.  The Warrants are exercisable for a period of two years and entitle the holder to purchase one share of Common Stock for $0.15 per Share.

In March, 2009, the Company completed a private placement offering of 200,000 Units, consisting of one share of Common Stock and one Common Stock Purchase Warrant at a price of $0.05 per Unit for proceeds of $10,000.  The Warrants are exercisable for a period of two years and entitle the holder to purchase one share of Common Stock for $0.10 per Share.

On March 10, 2009, the Company signed a Letter of Intent to enter into an Exploration Agreement with Option to form Joint Venture on the Argentite gold property in western Nevada once the gold price exceeds $1,000 per ounce for more than 25 consecutive business days or after 90 days from the date of signing the Letter of Intent.  The Letter of Intent contemplates that pursuant to and subject to the definitive agreement, Piedmont will pay $8,000 and will then undertake a work commitment of $750,000 over a five year period to earn a 51% interest in the property and the project, or up to a 70% interest upon completion of a bankable feasibility study.  In addition, Piedmont would make annual payments of $10,000 by the first anniversary of the agreement, $15,000 on the second anniversary, $20,000 by the third anniversary and $25,000 by the fourth anniversary, all of which would be creditable against the work commitment.  As of this date, no definitive agreement has been entered into by the parties.

Furthermore, the Company is currently working to acquire a carried interest in one or more small oil and gas wells in the United States to provide it with ongoing cash flows with which to fund its gold and silver exploration activities.

Going Concern

The report of our independent auditors in our December 31, 2008 financial statements includes an explanatory paragraph indicating that there is substantial doubt about our ability to continue as a going concern due to recurring losses from operations, an accumulated deficit of $17,804,753 and a working capital deficit of $622,354 at December 31, 2008. Our ability to continue as a going concern will be determined by our ability to raise adequate funds and conduct one or more successful exploration programs. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make a wide variety of estimates and assumptions that affect: (1) the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements, and (2) the reported amounts of revenues and expenses during the reporting periods covered by the financial statements. Our management routinely makes judgments and estimates about the effect of matters that are inherently uncertain. As the number of variables and assumptions affecting the future resolution of the uncertainties increases, these judgments become even more subjective and complex. We have identified certain accounting policies that are most important to the portrayal of our current financial condition and results of operations. Our significant accounting policies are disclosed in Note 2 of the Notes to the Financial Statements, and several of those critical accounting policies are as follows:

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period.  Actual results could differ from those estimates.  Significant areas requiring management’s estimates and assumptions are determining the fair value of stock based transactions and financial instruments. Impairment provisions and fair value considerations for mineral properties involve subjective considerations and fair value methodologies primarily dependant on management inputs and not on active trading market indicators. Other areas requiring estimates include deferred tax balances, valuation allowances, allocations of expenditures to mineral property interests and related impairment tests.

Equipment

Equipment is comprised of computer equipment that is recorded at cost and amortized over 3 years on a straight-line basis.

Mineral Property Costs

The Company is primarily engaged in the acquisition, exploration and development of mineral properties. Pursuant to Emerging Issues Task Force (EITF) 04-02, the acquisition costs of mineral rights are capitalized. These include lease and option payments under exploration agreements. The projects are assessed for impairment when facts and circumstances indicate their carrying values exceed the recoverable values. Such factors include poor exploration results or failure to discover mineable ore.  If a mineable ore body is found, these costs will be amortized when production begins using a units-of-production method.  These costs are recorded to exploration projects on the consolidated balance sheets. Other exploration, geological and geophysical costs are expensed as incurred

In the event that mineral property acquisition costs are paid or settled with Company shares, those shares are recorded at fair value at the time the shares are issued.

When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves with pre-feasibility studies, the costs incurred after such determination to develop a property to production are capitalized.

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

Asset Retirement Obligations

The Company has adopted the provisions of SFAS No. 143 "Accounting for Asset Retirement Obligations," which establishes standards for the initial measurement and subsequent accounting for obligations associated with the sale, abandonment or other disposal of long-lived tangible assets.  The adoption of this standard has had no effect on the Company's financial position or results of operations.  To December 31, 2008 any potential costs relating to the ultimate disposition of the Company's mineral property interests are not determinable.

Impairment of Long-Lived Assets

The Company reviews property and equipment and certain identifiable intangibles, excluding goodwill, for impairment in accordance with SFAS No. 144, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable.  Recoverability of these assets is measured by comparison of the carrying amount to management’s estimates of future undiscounted cash flows the assets are expected to generate.  If property, plant, and equipment and certain identifiable intangibles are considered to be impaired, the impairment to be recognized equals the amount by which the carrying value of the assets exceeds fair market value.

Financial Instruments

Fair Value

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

Currency risk

The Company’s operations and financing activities are conducted primarily in United States dollars, and as a result the Company is not subject to significant exposure to market risks from changes in foreign currency rates.

Credit risk

Management has determined that the Company is not exposed to significant credit risk.

Loss per Common Share

Basic loss per share (“LPS”) includes no dilution and is computed by dividing loss attributable to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings (loss) of the Company. The common shares potentially issuable upon exercise of stock options and warrants were not included in the calculation of weighted average number of shares outstanding as the effect would be anti-dilutive.

Foreign Currency Translation

The financial statements are presented in United States dollars.  In accordance with SFAS No. 52, “Foreign Currency Translation”, foreign denominated monetary assets and liabilities are translated to their United States dollar equivalents using foreign exchange rates at the balance sheet date.  Revenue and expenses are translated at average rates of exchange during the year. Related translation adjustments are reported as a separate component of stockholders’ equity, whereas gains or losses resulting from foreign currency transactions are included in results of operations.

Income Taxes

The Company follows the liability method of accounting for income taxes.  Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax balances.  Deferred tax assets and liabilities are measured using enacted or substantially enacted tax rates expected to apply to the taxable income in the years in which those differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the date of enactment or substantive enactment.  As at December 31, 2008, the Company had net operating loss carry forwards; however, due to the uncertainty of realization, the Company has provided a full valuation allowance for the potential deferred tax assets resulting from these losses carry forwards.

Stock-Based Compensation

On January 1, 2006, the Company adopted SFAS No. 123 (revised 2004) (SFAS No. 123R), Share-Based Payment, which addresses the accounting for stock-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments.  In January 2005, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 107, which provides supplemental implementation guidance for SFAS No. 123R.  SFAS No. 123R eliminates the ability to account for stock-based compensation transactions using the intrinsic value method under Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and instead generally requires that such transactions be accounted for using a fair-value-based method. The Company uses the Black-Scholes-Merton (“BSM”) option-pricing model to determine the fair-value of stock-based awards under SFAS No. 123R consistent with that used for pro forma disclosures under SFAS No.123, Accounting for Stock-Based Compensation.

New Accounting Pronouncements

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS 161“). SFAS 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. SFAS 161 achieves these improvements by requiring disclosure of the fair values of derivative instruments and their gains and losses in a tabular format. It also provides more information about an entity’s liquidity by requiring disclosure of derivative features that are credit risk-related. Finally, it requires cross-referencing within footnotes to enable financial statement users to locate important information about derivative instruments. SFAS 161 will be effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, and will be adopted by the Company beginning in the first quarter of fiscal 2009. The Company does not expect there to be any significant impact of adopting SFAS 161 on its financial position, cash flows and results of operations.

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS No. 162”). SFAS No. 162 is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles for nongovernmental entities. SFAS No. 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board Auditing amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.

Results Of Operations For The Fiscal Year Ended December 31, 2008 Compared To Fiscal Year Ended December 31, 2007.

We have no revenues at this time and have not had any revenues in recent years, because we are an exploration company. We do not anticipate that significant revenues will be achieved until we either:

●	locate one or more economic mineral deposits which could then be put into production, from which we would then be able to extract gold or silver at a profit; or
●	enter into a joint venture arrangement on one or more of our leased properties; or
●	consummate a merger or acquisition with another company.

There is no guarantee that our exploration activities will locate viable gold and/or silver reserves, or if an economic mineral deposit were discovered that we would be able to commence commercial production, or that if we do locate viable mineralization that we would be able to secure the funding necessary to proceed with the mining and production of the ore.

Expenses for the Year Ended December 31, 2008 Compared to December 31, 2007

The following table presents our consolidated statements of income (loss), as a percentage of loss, for the periods indicated.

	For the year ended
	December 31,
	2008	2007
REVENUE	0.0%	0.0%
OPERATING EXPENSES
Exploration, geological and geophysical costs	31.4	55.2
Management fees	19.9	15.0
Professional fees	12.6	13.6
General and administrative	14.9	10.6
Impairment of mineral properties	14.3	-
Finance fees	7.0	5.6
Depreciation	0.1	0.1
TOTAL OPERATING EXPENSES	100.2	100.1
INCOME (LOSS) FROM OPERATIONS	(100.2)	(100.1)
Other income (expense)	0.2	0.1
INCOME (LOSS) BEFORE INCOME
TAXES	(100.0)	(100.0)
Income tax benefit (expense)	0. 0	0. 0
NET INCOME (LOSS)	(100.0)%	(100.0)%

Exploration, geological and geophysical costs decreased by $465,194, or 50.8%, to $450,109 for the year ended December 31, 2008 as compared to $915,303 for the year ended December 31, 2007.  The principal reason for this decrease was that sufficient funds were not available to continue exploration operations..

Management fees increased by $35,717, or 14.32%, to $285,217 for the year ended December 31, 2008 as compared to $249,500 for the year ended December 31, 2007.  The principal reason for this change was due to an approved increase in management compensation.

Professional fees decreased by $45,140, or 20.0%, to $180,583 for the year ended December 31, 2008 as compared to $225,723 for the year ended December 31, 2007.  The principal reason for this change was due to a decrease in accounting fees resulting from greater efficiencies in report preparation and an increase in legal expenses for entering into lease agreements on various exploration projects.

General and administrative expenses increased by $37,118 or 21.1% to $213,259 for the year ended December 31, 2008 as compared to $176,141 for the year ended December 31, 2007.  The principal reason for this increase was due to an increase in advertising, expenses related to private placement fund raising and interest paid on outstanding invoices to an exploration partner.

Impairment of mineral properties increased 100% to $205,500 for the year ended December 31, 2008 as compared to $nil for the year ended December 31, 2007. The reason for this increase was due to the abandonment of certain mineral properties in 2008 that were still being explored for potential revenue producing reserves in 2007.

Finance fees increased by $7,900 or 8.6% to $100,000 for the year ended December 31, 2008 as compared to $92,100 for the year ended December 31, 2007. In 2008, the Company issued common shares with a market value of $100,000 in lieu of cash for private placement efforts. No funds were raised. In 2007 the Company issued warrants with a market value of $92,100 in lieu of cash, which resulted in private placements..

Depreciation expense decreased by $1,023, or 54.2%, to $864 for the year ended December 31, 2008 as compared to $1,887 for the year ended December 31, 2007.  The principal reason for this decrease was that certain equipment was fully depreciated in  2007.

Liquidity And Capital Resources

Cash and Working Capital

We had an  increase of $404,242 in our working capital deficit at December 31, 2008 as compared to the working capital deficit at December 31, 2007, due to a decrease in current assets of $154,032 and an increase in current liabilities of $250,210.  We had an accumulated deficit of $17,804,753 from our inception in 1983 to December 31, 2008. We have no contingencies or long-term obligations except for our work commitments under our option and earn-in agreements.  All of these agreements can be terminated by us upon either 30 or 60 days notice.

We were and are committed to making certain exploration work expenditures, lease and option payments, and claims maintenance payments on properties held at December 31, 2008 over the forthcoming 12 months period:

Bullion Mountain Project:

•	Required work expenditure by 12/31/08: $70,000, of which $27,305 was completed by 12/31/08;
•	Required total work expenditure was extended indefinitely on September 12, 2007 to accommodate efforts to consolidate property position.
•	Claims maintenance: $2,808;
•	Annual payment: $10,000 was paid in November 2007; $15,000 which was originally due November 2008, and has been extended.

Pasco Canyon Project:

•	Required work expenditure by 12/31/08: $50,000, of which $47,315 was completed by 12/31/08;
•	Extension granted to July 14, 2008, pending receipt of permit from U.S. Forest Service, not yet received.
•	Claims maintenance: $3,000;
•	Annual payments: $0.

Trinity Silver Project:

•	Required work expenditure by 12/31/08: $1,000,000, of which $619,408 was completed by 12/31/08;
•	Required total work expenditure by 12/31/08: $1,000,000 in total.
•	Claims maintenance: $2,250;
•	Annual payments: $0.

Dutch Flat Project:

•	Required work expenditure by 12/31/07: $200,000, of which $508,516 was completed by 12/31/08;
•	Required work expenditure by 12/31/08: $500,000 in total.
•	Claims maintenance: $14,250;
•	Annual payments: $0.

PPM Gold Project:

•	Required work expenditure by 12/31/08: $0, of which $105,874 was completed by 12/31/08;
•	Required work expenditure by 12/31/08: $175,000.
•	Claims maintenance: $10,980;
•	Annual payments: $0.

Morgan Pass Project:

•	Letter of Intent signed May 20, 2008 effective for five years during which the Company must:
•	Pay for staking and registration of initial claims
•	Commencing with 2008-2009 assessment year pay all maintenance requirements
•	Pay $20,000 upon release of properties into “multiple use” classification
•	Upon release of properties into “multiple use” a 5 year option and earn in agreement would be signed and a work program totaling $750,000 would commence.
•	As of December 31, 2008, the Company incurred $14,351 in exploration costs

Willow Creek Project:

•	Initial payment of $10,000 made in November, 2007
•	$300,000 was advanced to cover first year’s work commitment
•	Exploration Agreement signed June 16, 2008
•	100,000 common shares valued at $15,000 issued in July, 2008 to acquire option interest
•	As of December 31, 2008, $284,404 has been expended in exploration costs which includes $271,820 from the original advance.

As of December 31, 2008, no annual payments are required for the Pasco Canyon, Trinity Silver, Dutch Flat or PPM Miranda projects.  As of the date of this report, the claims maintenance fees for 2009 for all of the aforementioned projects are not due until July at the earliest.

We had a cash balance of $582  on December 31, 2008.  For the year ended December 31, 2008 we had a net cash outflow of $165,295.

During the twelve months ended December 31, 2008, we raised approximately $669,450, net of issuance costs, from the sale of common stock and warrants. These funds were used primarily for exploration activities, general and administrative including salaries, and to pay attorney’s and auditor’s fees in connection with the preparation of audited financial statements, and the preparation and filing of  reports to the Securities and Exchange Commission.

Internal and External Sources of Liquidity

As of December 31, 2008, we had current assets of $33,013 compared to $187,045 at December 31, 2007. This decrease was due to the use of cash proceeds from the sale of our Common Stock for exploration activities and operating expenses. Current liabilities at December 31, 2008 of $655,367 were higher than the December 31, 2007 balance of $405,157 as additional exploration costs were incurred on various leased properties. This resulted in a working capital deficit of $622,354 and $239,280 as of December 31, 2008 and 2007, respectively. Due to the sale of shares of our Common Stock, we were able to generate cash that was used to partially meet our working capital needs. As a result of the additional issuances of our shares of Common Stock, any net income per share would be lower in future periods.

As discussed in this Report, for the remainder of the fiscal year 2009 we will need to raise additional funds to satisfy our work commitments on our exploration properties.  We intend to raise additional funds through the sale of our securities, consisting of common stock and warrants attempt to seek other alternative sources of cash flow.  We are also working to obtain carried interests in one or more oil and gas wells in Tennessee.  In the event we are able to fund our working capital needs through the issuance of equity, our existing and future shareholders will be diluted and any net income per share would be lower in future periods. In the event our funding comes from carried interests in Tennessee oil and gas wells, our stockholders would not be diluted.  Funding could also be provided by advances from management.

In addition, we  may enter into a joint venture arrangement on one or more of our leased properties. In the event our exploration is successful and mining eventually commences on one or more of our leased properties, we could then commence receiving revenues from the sale of gold and/or silver produced on these properties.  We cannot assure that additional capital required to finance our operations will be available on acceptable terms, if at all. Any failure to secure additional financing may force us to modify our business plan. In addition, we cannot be assured of profitability in the future.  We continue to investigate other potential financing sources, and to entertain potential joint venture partners.

We plan to continue doing some research and development with regard to investigating possible new exploration properties or new ventures.

At this time, we do not expect to purchase or sell any property or equipment over the next 12 months.

The Company does not currently expect a significant change in the number of its employees  over the next 12 months.

Off-Balance Sheet Arrangement

At December 31, 2008, we were not a party to any transactions, obligations or relationships that could be considered off-balance sheet arrangements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our consolidated financial statements appear beginning at page F-1.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A(T).  CONTROLS AND PROCEDURES

The management of the Company is responsible for establishing and maintaining adequate internal controls over financial reporting, as required by Sarbanes-Oxley (SOX) Section 404 A. The Company’s internal controls over financial reporting is a process designed under the supervision of the Company’s Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

As of December 31, 2008, management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments.  Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures could have been more effective in detecting inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that could have been considered to be material weaknesses.

The matters involving internal controls and procedures that the Company’s management identified as material weaknesses under COSO and SEC rules were: (1) inadequate segregation of duties consistent with control objectives; (2) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (3) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by the Company's Chief Financial Officer (who is also its Chief Executive Officer and Corporate Secretary)  in connection with the preparation of our financial statements as of December 31, 2008 and communicated the matters to our Board of Directors.

Management believes that the material weaknesses set forth above did not have an effect on the Company's financial results. However, management believes that the lack of a well functioning audit committee may have resulted in ineffective oversight in the establishment and monitoring of certain internal controls and procedures, which could impact the Company's financial statements in future years.

We are committed to improving our financial controls. As part of this commitment, we plan to create a position to  segregate duties consistent with control objectives and plan to increase our personnel resources and technical accounting expertise within the accounting function when funds become available to the Company: i) Appointing additional outside directors to our Board of Directors who shall be appointed to the audit committee of the Company resulting in a fully functioning audit committee who would undertake the oversight in the establishment and monitoring of required internal controls and procedures; and ii) Preparing and implementing sufficient written policies and checklists which will set forth procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements.

Management believes that the appointment of additional directors, who could be appointed to a fully functioning audit committee, would remedy the lack of a functioning audit committee. In addition, management believes that preparing and implementing sufficient written policies would remedy the following material weaknesses (i) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (ii) ineffective controls over period end financial close and reporting processes. Further, management believes that when funds become available the hiring of additional personnel who have the technical expertise and knowledge would result in proper segregation of duties and provide more checks and balances. Additional personnel would also provide the cross training needed to support the Company if personnel turn over occurs. This coupled with the appointment of additional outside directors would greatly decrease any control and procedure issues the company might encounter in the future.

We will continue to monitor and evaluate the effectiveness of our internal controls and procedures and our internal controls over financial reporting and are committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds permit.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 or 15d-15 under the Exchange Act that occurred during the small business issuer's last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

 ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE

Directors, Executive Officers and Significant Employees

The following table sets forth the names and ages of our current directors, executive officers, significant employees, the principal offices and positions with us held by each person and the date such person became our director, executive officer or significant employee.  Our executive officers are appointed by our Board of Directors.  Our directors serve until the earlier occurrence of the appointment of his or her successor at the next meeting of shareholders, death, resignation or removal by the Board of Directors.  There are no family relationships among our directors, executive officers, director nominees or significant employees.

Name	Age	Position
Robert M. Shields, Jr.	70	Chief Executive Officer, President, Chief Financial Officer and Director, since 1983
Lewis B. Gustafson	75	Vice President of Exploration and Director, since 2005 and 2004 respectively
Ian C. MacDonald	62	Director, since 2007
John P. Ingersoll	78	Director, since 2004
Ralph W. Kettell, II	49	Director, since 2004

Biographies

Robert M. Shields, Jr. Mr. Shields has been Chairman of the Board of Directors, Chief Executive Officer, Chief Financial Officer and Treasurer of Piedmont since 1983. Mr. Shields has over 25 years of experience in the exploration and mining industry and has over 35 years of business experience. He founded Piedmont Mining Company, Inc. in 1983. In April 1985 Piedmont put into production the first operating gold mine in the eastern United States since 1942 at its Haile Mine property in South Carolina. He was a Director of Solid Resources, Ltd., a Canadian exploration company, from 2004 to 2005.

Mr. Shields was an Associate with Morgan Stanley & Co. in corporate finance in the early 1970s and a security analyst with Paine, Webber, Jackson and Curtis in the mid-1960s. He is a member of the American Geophysical Union, the M.I.T. Enterprise Forum of New York City, the Society of Economic Geologists, the Geological Society of Nevada, the New York Academy of Sciences and the New York Section of The Society of Mining Engineers.

He graduated Cum Laude and with high distinction in Geology from Dartmouth College in 1960 and received a PhD in Geochemistry from the Massachusetts Institute of Technology in 1965, where he was elected to Sigma Xi, Honorary Scientific Society, and Phi Lambda Upsilon, Honorary Chemical Society. He also received an MBA from the Stanford University Graduate School of Business Administration in 1971. He was an officer in the US Army Corps of Engineers from 1967 to 1969 and was honorably discharged with the rank of Captain.

Lewis B. Gustafson .Vice President of Exploration and director. Mr. Gustafson has been a Director of Piedmont since November 2004 and its Vice President-Exploration since March 2005. Mr. Gustafson has over 35 years of experience in exploration and economic geology.  He began his career as a geologist with The Anaconda Company. He spent seven years at the El Salvador mine in Chile, and then six years in Arizona where he became Chief Geologist in 1975. He then was Professor of Economic Geology for six years at the Australian National University in Canberra, Australia. From 1982 to 1986 he was Senior Staff Geologist and then Chief Research Geologist at Freeport Exploration Company in Reno, Nevada. From 1986 to 1991 he was a General Partner in Annapurna Exploration and a Vice President of REX Resources, Inc. Since 1986 he has been an Independent Geological Consultant to numerous international mining companies.

Mr. Gustafson has authored or co-authored seventeen publications in economic and exploration geology. He is a member of the Geological Society of America, the Society of Economic Geologists, the Society of Mining Engineers, the Geological Society of Nevada and the Nevada Petroleum Society and is a frequent lecturer at exploration and mining meetings.

From the Society of Economic Geologists Mr. Gustafson received the Lindgren Award in 1962 and was a member of their Editorial Board from 1970 to 1980. From 1973 to 1974 he was their Thayer Lindsey Visiting Lecturer, their Distinguished Lecturer in Applied Geology in 1989, Chairman of their Ad Hoc Committee on Geologic Mapping from 1989 to 1993 and a Trustee of the SEG Foundation from 1996 to 2001. From 1981 to 1984 and from 1997 to 2000 he was a member of their Research Committee and Chairman of it in 1984. He was also a Councilor of the Australian Mineral Foundation from 1977 to 1979 and is currently on the Advisory Committee of the Nevada Bureau of Mines and Geology.

Mr. Gustafson received a B.S.E degree from Princeton University, an M.S. degree from the California Institute of Technology and a Ph.D. degree from Harvard University.

Ian C. MacDonald has been a director since 2007.  Mr. MacDonald has over thirty years of experience in precious metals trading and investment banking. Since 2007 Mr. MacDonald has served as Executive Director of the Gold and Precious Metals Division of the Dubai Multi Commodities Centre (the “DMCC”).  The DMCC was created by the Dubai government to establish a commodity market place in Dubai.  Since 2004 he has operated his own precious metals advisory service, Ian C. MacDonald, LLC. From 1999 to 2004 he was Vice President and Manager of the Global Precious Metals department of Commerzbank AG in New York, where he managed their precious metals operations and dealings with central banks, mines, funds and industrial users of precious metals. He was then Executive Vice President of MKS Finance (USA) Inc., a Geneva based corporation providing advice to their precious metals clients. From 1988 to 2003 he was a director of The Gold Institute in Washington, DC. From 1982 to 1998 Mr. MacDonald was the founder and Manager of Credit Suisse’s Precious Metals Divisions. From 1969 to 1979 he was a director of Billiton (UK) Ltd. Mr. MacDonald was a director of the COMEX Division of the New York Mercantile Exchange for twenty years where he served on the advisory committee.

Mr. MacDonald holds a BA degree in Business (Marketing) from Highbury College in England. He is also a graduate of the Royal Marines Officer Training School in England and served more than three years in the Royal Marine Commandos.

John Phelps “Pete” Ingersoll Jr. has been a director of Piedmont since 2004. Mr. Ingersoll has had more than 47 years of experience as a financial analyst in the metals and mining industry. Since July 2001, he has been a Director of Concentric Energy Corp., a natural resource company specializing in uranium and other mineral resources.  Since 1999, he has been a Director of E-VAT INC., a private research and development company developing an electrochemical process for recovering gold without the use of cyanide. He was a financial analyst in the mining industry with Salomon Brothers from 1982 to 1987, and then with Lehman Brothers from 1987 to 1992.

Mr. Ingersoll was a Director of Getchell Gold Corporation (formerly FirstMiss Gold Inc.), a mid-sized Nevada gold producer, from 1994 to 1999 when it was acquired by Placer Dome Inc. He was a Director of Stillwater Mining Company, a Montana producer of platinum and palladium, from May 1997 to December 1998.

Mr. Ingersoll is a Chartered Financial Analyst, a member of the New York Society of Security Analysts, the American Institute of Mining Engineers and a past President and retired member of the Nonferrous Metals Analysts of New York. He received a BA degree from Williams College in 1952 and an MBA degree from the Harvard University Graduate School of Business Administration in 1957.

Ralph W. Kettell, II has been a director of Piedmont since 2004. Mr. Kettell has held a variety of positions in high-tech engineering design, commercial real estate and exploration for precious and energy related minerals.  Since 2005, Mr. Kettell has acted as the President and Chief Executive Officer for Nevada Fluorspar, Inc., a privately held natural resource company focused on resources related to the steel industry.  In 2003, he founded Concentric Energy Corp., a privately held natural resource company specializing in energy and industrial mineral resources.  Mr. Kettell served as the President and CEO of Concentric Energy Corp., from June 2003 until December 2005, and as Chairman and CEO from January 2006 until December 2006.  In 2003, Mr. Kettell co-founded AuEx, Inc., a Nevada based exploration company with properties in Nevada.  Mr. Kettell was also a director of AuEx, Inc. from 2003 until November 2005.  From September 2003 until May 2005, he was the Marketing Director of 321gold.com, a gold website on the Internet.  From 1990 to 2003, Mr. Kettell was the Vice President of Engineering of Lark Enterprises, Ltd., a high-tech R&D start-up.  Mr. Kettell holds a BS degree and an MS degree in Electrical Engineering from Lehigh University.  He was certified as a Professional Engineer in New York in 1985.

There are no family relationships among the directors of our Company or any executive officers of the Company.

Committees of the Board of Directors

The Board has set up three committees as part of the compliance with new reporting regulations that were enacted during 2002 under the Sarbanes-Oxley Act. The following is a list of committees that are presently active and staffed by independent directors of the Company.

Committee	Chairman	Members
Audit Committee	John P. Ingersoll	Ian C. MacDonald, Ralph W. Kettell, II
Compensation Committee	John P. Ingersoll	Ian C. MacDonald, Ralph W. Kettell, II
Governance Committee	Ian C. MacDonald	Pete Ingersoll, Ralph W. Kettell, II

Audit Committee and Audit Committee Financial Expert

The Audit Committee of the Board of Directors makes recommendations regarding the retention of the independent registered public accounting firm, reviews the scope of the annual audit undertaken by our independent registered public accounting firm and the progress and results of their work, reviews our financial statements, and oversees the internal controls over financial reporting and corporate programs to ensure compliance with applicable laws. The Audit Committee reviews the services performed by the independent registered public accounting firm and determines whether they are compatible with maintaining the registered public accounting firm’s independence. The Audit Committee consists of three independent directors: Mr. Ingersoll (Audit Committee Chairman), Mr. MacDonald  and Mr. Kettell.

 Our Board of Directors has not made a determination whether a director on the audit committee qualifies as an “audit committee financial expert.” Our  Board of Director intends to make this determination during this fiscal year.

In fulfilling its oversight responsibilities, the Audit Committee has reviewed and discussed the audited financial statements with management and discussed with the independent auditors the matters required to be discussed by SAS 90. Management is responsible for the financial statements and the reporting process, including the system of internal controls. The independent auditors are responsible for expressing an opinion on the conformity of those audited financial statements with generally accepted accounting principles.

The Audit Committee discussed with the independent auditors, the auditors' independence from the management of the Company and received written disclosures and the letter from the independent accountants required by Independence Standards Board Standard No. 1.

After review and discussions, the Audit Committee recommended to the Board that the audited financial statements be included in the Company's Annual Report on Form 10-K for the year ended December 31, 2008.

Compensation Committee

The Compensation Committee has not adopted a formal charter.  The Compensation Committee reviews and approves executive compensation policies and practices, reviews compensation for our officers, and considers other matters as may, from time to time, be referred to them by the Board of Directors.  The Compensation Committee consists of three independent directors: Mr. Ingersoll (Compensation Committee Chairman), Mr. Kettell and Mr. MacDonald.

Governance Committee and Nominations to the Board of Directors

There were no material changes to the procedures by which security holders may recommend nominees to our Board of Directors.

Code of Ethics

Our Board of Directors have not adopted a code of ethics.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities and Exchange Act of 1934, as amended, requires our officers and directors and persons who own more than 10% of a registered class of our securities to file reports of change of ownership with the SEC.  Officers, directors and greater than 10% beneficial owners are required by SEC regulation to furnish us with copies of all 16(a) forms they file.

Based solely on our review of the copies of such forms that we received, or written representations from certain reporting persons that no forms were required for those persons, we believe that during fiscal year 2008 all filing requirements applicable to our officers, directors and greater than 10% beneficial owners were complied with by such persons in a timely manner except for Mr. MacDonald.  Mr. Shields and Mr. Kettell each filed Forms 4 during the year for voluntary transactions that otherwise would have been required to be filed on Forms 5. Accordingly, they are not deemed “late” under voluntary provisions.

ITEM 11.  EXECUTIVE COMPENSATION

The following table summarizes all compensation earned by our Chief Executive Officer, President and Chief Financial Officer, and our Vice President of Exploration (the “Named Executive Officers”) for services rendered in all capacities for the years ended December 31, 2007 and 2008.

Summary Compensation Table

Name and Principal Position	Year		Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Non-Qualified Deferred Compensation on Earnings	All Other Compensation	Total

Robert M. Shields, Jr.	2008	*	$98,750	$0	0	0	0	$0	$0	$98,750
CEO, CFO (1)	2007		$120,000	$0	0	0	0	$0	$0	$120,000

Lewis B. Gustafson	2008	*	$5,950	$0	0	0	0	$0	$0	$5,950
Vice President (2)	2007		$48,300	$0	0	0	0	$0	$200	$48,500

_____________________
* No options were granted during the year ended 2008
(1)	Mr. Shields was not granted any options during the year ended 2007.
(2)	Mr. Gustafson’s compensation for the year ended December 31, 2007 included stock options for 100,000 shares of common stock with an exercise price of $0.25, vesting 33,333 shares on July 3, 2007, 33,333 shares on July 3, 2008 and 33,334 shares on July 3, 2009, and $200 for his services as a director.

Outstanding Equity Awards at Fiscal Year-End

Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date
(a)	(b)	(c)	(d)	(e)	(f)

Robert M. Shields, Jr.	1,500,000	0	0	$0.25	02/03/2012
Robert M. Shields, Jr.	500,000	0	0	$0.23	02/28/2011
Robert M. Shields, Jr.	1,000,000	0	0	$0.25	06/16/2011

Lewis B. Gustafson	250,000	0	0	$0.20	02/03/2010
Lewis B. Gustafson	700,000	0	0	$0.23	02/28/2011
Lewis B. Gustafson	100,000	0	0	$0.25	06/16/2011
Lewis B. Gustafson	66,667	33,333	0	$0.25	07/03/2010

John P. Ingersoll	250,000	0	0	$0.20	02/03/2010
John P. Ingersoll	66,667	33,333	0	$0.25	07/03/2010

Ralph W. Kettell, II	250,000	0	0	$0.20	02/03/2010

Ian C. MacDonald	166,666	83,334	0	$0.25	03/29/2012

Columns (g) through (j) have been omitted since the Company has not granted any stock awards.

Compensation of Directors

Reasonable expenses related to the performance of duties as a director are reimbursed upon submission of evidence for payment therefrom.  The following table sets forth compensation paid or accrued to our non-executive directors as of the fiscal year ended December 31, 2008.  The Company did not grant any stock awards in 2008.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation ($)	All Other Compensation ($)	Total ($)

John P. Ingersoll	$500	$0	0	$0	$0	$0	$500
Ralph W. Kettell, II	$400	$0	0	$0	$0	$0	$400
Ian C. MacDonald	$500	$0	0	$0	$0	$0	$500
Lewis B. Gustafson	0	$0	0	$0	$0	$0	$0

Employment Agreements

There are no employment agreements.

Stock Option Plans

There are no stock option plans.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table presents certain information regarding the beneficial ownership of all shares of common stock at March 23, 2009 for each executive officer and director of our Company and for each person known to us who owns beneficially more than five percent (5%) of the outstanding shares of our common stock.  Beneficial ownership is calculated based upon 69,040,310 issued and outstanding as of March 23, 2009.

	Common Shares Owned	Exercisable Options and Warrants	Total	Percentage

Robert M. Shields, Jr.	3,056,006	2,500,000	5,556,006	7.77%

Lewis B. Gustafson	100,000	1,116,667	1,216,667	1.73%

John P. Ingersoll	50,000	316,667	366,667	*

Ralph W. Kettell II	872,578	250,000	1,122,578	1.76%

Ian MacDonald	35,000	166,666	201,666	*

All directors and officers as a group (5 persons)	4,213,584	4,350,000	8,563,584	11.67%

Frank G. Diegmann	4,231,949	312,500	4,544,449	6.55%
RAB Special Situations	5,200,000	0	5,110,000	7.40%

*Less than one percent 1%

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related Transactions

The Board of Directors authorized a monthly management fee of $8,000 to the Company’s President and CEO, which was increased to $10,000 per month effective August 1, 2007 and subsequently to $14,000 per month effective February 1, 2008. The unpaid portion of the management fee for the Company’s President and CEO for the years ended December 31, 2008 and 2007 was $147,250 and $82,000, respectively.

The unpaid portion of exploration costs incurred by the Company’s Vice President at December 31, 2008 and 2007 which includes his compensation for services related to the various exploration projects and research and development, totaled $68,489 and $1,008, respectively.  The Vice President received compensation of $5,950 and $48,300 for years ended December 31, 2008 and 2007 respectively and incurred reimbursed exploration costs on behalf of the Company of $694 and $22,686, respectively.

The Company granted stock options to certain directors and officers during 2007 totaling 450,000, which options had a fair value of $43,900.

All related party transactions involving provision of services or transfer of tangible assets in the normal course of business were recorded at the exchange amount, which is the value established and agreed to by the related parties reflecting arms length consideration payable for similar services or transfers.

Director Independence

It is the current policy of the Board that a majority of its members be independent of the Company’s management.  A Director is considered independent if the Board affirmatively determines that the Director (or an immediate family member) does not have any direct or indirect material relationship with the Company or its affiliates or any member of senior management of the Company or his or her affiliates.  The term “affiliate” means any corporation or other entity that controls, is controlled by, or under common control with the Company, evidenced by the power to elect a majority of the Board of Directors or comparable governing body of such entity.  The term “immediate family member” means spouse, parents, children, siblings, mothers- and fathers-in-law, sons- and daughters-in law, brothers- and sisters-in-laws and anyone (other than domestic employees) sharing the Director’s home.

In accordance with these guidelines, the Board has determined that Ian C. MacDonald, John P. Ingersoll and Ralph W. Kettell, II are independent directors.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

At the meeting of stockholders in August 2008 the stockholders approved the engagement Dale Matheson Carr-Hilton LaBonte LLP as our independent accountant to audit our financial statements for the fiscal year ending December 31, 2008 and our interim statements for 2009.

Our Audit Committee and has unanimously approved all audit and non-audit services provided by the independent auditors. The independent accountants and management are required to periodically report to the Audit Committee regarding the extent of services provided by the independent accountants, and the fees for the services performed to date.

Audit Fees

For the fiscal years ended 2008 and 2007, the aggregate fees billed for services rendered for the audits of the annual financial statements and the review of the financial statements included in the quarterly reports on Form 10-QSB/Form 10-Q and the services provided in connection with the statutory and regulatory filings or engagements for those fiscal years and registration statements filed with the SEC was $31,000 and $37,500, respectively.

Audit-Related Fees

For the fiscal years ended December 31, 2008 and 2007, there were no fees billed for the audit or review of the financial statements that are not reported above under Audit Fees.

Tax Fees

For the fiscal years ended December 31, 2008 and 2007, there were no fees billed for tax services.

All Other Fees

For the fiscal years ended December 31, 2008 and 2007 there were no fees billed for services other than services described above.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENTS SCHEDULES

(a)(1)
Financial Statements. Consolidated balance sheet as of December 31, 2008 and December 31, 2007, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for each of the years in the 2 year period ended December 31, 2008.

(a)(2)	Schedules. All schedule have been omitted because they are not required, not applicable, or the information is otherwise set forth in the consolidated financial statements or the notes thereto.

(a)(3)	Exhibits.

Exhibit No.	Description
3.1.1	Articles of Incorporation of Piedmont Mining Company, Inc., filed July 25, 1983(1)
3.1.2	Amendment to Articles of Incorporation, filed August 1, 1983(1)
3.1.3	Amendment to Articles of Incorporation, filed June 11, 1984(1)
3.1.4	Amendment to Articles of Incorporation, filed June 24, 1984(1)
3.1.5	Amendment to Articles of Incorporation, filed July 23, 1987(1)
3.1.6	Amendment to Articles of Incorporation, filed September 2, 1987(1)
3.1.7	Amendment to Articles of Incorporation, filed June 7, 1988(1)
3.1.8	Amendment to Articles of Incorporation, filed June 15, 1994(1)
3.1.9	Amended and Restated Articles of Incorporation, filed December 17, 2007(2)
3.2.1	Bylaws of Piedmont Mining Company, Inc.(1)
3.2.2	Amendment to Bylaws adopted June 25, 1984(1)
3.2.3	Amendment to Bylaws adopted in 1988(1)
3.2.4	Amendment to Bylaws adopted May 17, 1988(1)
3.2.5	Amendment to Bylaws adopted May 17, 1988(1)

Exhibit No.	Description
3.2.6	Amendment to Bylaws adopted April 7, 1989(1)
3.2.7	Amendment to Bylaws adopted March 14, 1990(1)
3.2.8	Amendment to Bylaws adopted September 26, 1990(1)
4.1	Form of Stock Specimen(3)
4.2	Form of Subscription Agreement(3)
4.3	Form of Warrant Agreement(3)
4.4	Form of Registration Rights Agreement(3)
4.5	Form of Investor Warrant(4)
4.7	Form of Placement Agent Warrant for Units(4)
4.8	Form of Subscription Agreement with Registration Rights(4)
4.7	Form of Subscription Agreement with Piggy Back Registration Right(4)
10.1	Mining Lease with Option to Purchase by and between Mountain Gold Exploration Inc., GeoCorp and Piedmont Mining Company, Inc. dated as of April 26, 2005(3)
10.2	Exploration and Option to Enter Joint Venture Agreement by and between Toquima Minerals US Inc. and Piedmont Mining Company, Inc. dated as of August 16, 2005(3)
10.3	First Amendment of Option Agreement HiHo Property by and between Brancote U.S. Inc., Lander Resources LLC, Toquima Minerals US Inc. and Piedmont Mining Company, Inc. dated as of April 3, 2006(3)
10.4	Mining Lease with Option to Purchase by and between Nevada Eagle Resources LLC and Piedmont Mining Company, Inc. dated as of November 11, 2005(3)
10.5	Exploration and Development Agreement by and between AuEx, Inc. and Piedmont Mining Company, Inc. dated as of September 15, 2005(3)
10.6	Option Agreement by and between Piedmont Mining Company, Inc. and AuEx, Inc. dated as of February 14, 2006(3)
10.7	Exploration Agreement With Option to Form Joint Venture by and between Piedmont Mining Company, Inc. and Columbus Gold (U.S.) Corporation dated as of July 2, 2006(5)
10.8
Drilling Agreement 2007 by and between Golden Odyssey Exploration Inc., Piedmont Mining Company, Inc., Bravo Alaska, Inc., Rio Fortuna Exploration (US) Inc. and Drift Exploration Drilling, Inc., dated January 1, 2007(6)

10.9	Exploration Agreement with Option to Form a Joint Venture by and between Piedmont Mining Company, Inc. and Miranda U.S.A., Inc., dated April 17, 2007(7)
10.10	Services Agreement by and between Piedmont Mining Company, Inc. and Miranda Gold U.S.A., dated April 17, 2007(7)
10.11	Non-Qualified Stock Option Agreement by and between Piedmont Mining Company, Inc. and V. Richard Rabbito, dated April 9, 2008(8)
10.12	Subscription Agreement executed by IBK Capital Corp, dated April 25, 2008(9)
10.13	Services Agreement by and between Piedmont Mining Company, Inc. and Carlin Gold US, Inc., dated June 16, 2008(10)

Exhibit No.	Description
10.14	Exploration Agreement with Option to Form Joint Venture by and between Piedmont Mining Company, Inc. and Carlin Gold US Inc., effective June 16, 2008 (10)
10.15	Letter of Intent by and between Piedmont Mining Company, Inc. and Nevada Eagle Resources LLC, dated March 10, 2009(11)
21	Subsidiaries of Piedmont Mining Company, Inc.(3)
31.1	Certification Pursuant to Section 302*
31.2	Certification Pursuant to Section 302*
32.1	Certification Pursuant to 18 U.S.C. Section 1350*
32.2	Certification Pursuant to 18 U.S.C. Section 1350*
______________________________________
* filed with this Form 10-K
(1)	Incorporated by reference to Company’s Form 10-KSB (File No. 333-135376) filed with the Securities and Exchange Commission on March 31, 2008.
(2)	Incorporated by reference to Company’s Form 8-K (File No. 333-135376) filed with the Securities and Exchange Commission on December 20, 2007.
(3)	Incorporated by reference to Company’s Form SB-2 (File No. 333-135376) filed with the Securities and Exchange Commission on June 27, 2006.
(4)	Incorporated by reference to Company’s Form 8-K (File No. 333-135376) filed with the Securities and Exchange Commission on July 26, 2007.
(5)	Incorporated by reference to Company’s SB-2/A (File No. 333-135376) filed with the Securities and Exchange Commission on August 16, 2006.
(6)	Incorporated by reference to Company’s Form 8-K (File No. 333-135376) filed with the Securities and Exchange Commission on March 23, 2007.
(7)	Incorporated by reference to Company’s Form 8-K (File No. 333-135376) filed with the Securities and Exchange Commission on April 23, 2007.
(8)	Incorporated by reference to Company’s Form 8-K (File No. 333-135376) filed with the Securities and Exchange Commission on April 15, 2008.
(9)	Incorporated by reference to Company’s Form 8-K (File No. 001-34075) filed with the Securities and Exchange Commission on May 27, 2008.
(10)	Incorporated by reference to Company’s Form 8-K (File No. 001-34075) filed with the Securities and Exchange Commission on June 23, 2008.
(11)	Incorporated by reference to Company’s Form 8-K (File No. 001-34075) filed with the Securities and Exchange Commission on March 16, 2009.

SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereto duly authorized.

PIEDMONT MINING COMPANY, INC.

Date: March 31, 2009	By:	/s/ Robert M. Shields, Jr.
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
/s/ Robert M. Shields, Jr.
Chief Executive Officer (Principal
Executive Officer) and Chief Financial
Officer (Principal Financial Officer
and Principal Accounting Officer),
President, Director, Chairman of the
Board of Directors
March 31, 2009
Robert M. Shields, Jr.

/s/ Lewis B. Gustafson	Director and Vice President of Explorations	March 31, 2009
Lewis B. Gustafson

/s/ John Phelps "Pete" Intersoll	Director	March 31, 2009
John Phelps "Pete" Ingersoll

/s/ Ian C. MacDonald	Director	March 31, 2009
Ian C. MacDonald

/s/ Ralph W. Kettell, II	Director	March 31, 2009
Ralph W. Kettell, II

PIEDMONT MINING COMPANY, INC.

FINANCIAL STATEMENTS

DECEMBER 31, 2008

PIEDMONT MINING COMPANY, INC.
(An Exploration Stage Company)

CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

CONSOLIDATED BALANCE SHEETS

CONSOLIDATED STATEMENTS OF OPERATIONS

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

CONSOLIDATED STATEMENTS OF CASH FLOWS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of Piedmont Mining Company, Inc. (an Exploration Stage Company)

We have audited the accompanying consolidated balance sheets of Piedmont Mining Company, Inc. (an Exploration Stage Company) as of December 31, 2008 and 2007 and the consolidated statements of operations, stockholders’ equity (deficit) and cash flows for the years then ended and the period from January 1, 2002 (Date of Inception of Exploration Stage) to  December 31, 2008.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2008 and 2007 and the results of its operations and its cash flows and the changes in stockholders’ equity (deficit) for the years then ended and the period from January 1, 2002 (Date of Inception of Exploration Stage) to December 31, 2008 in accordance with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company is in the exploration stage and  has not generated revenues since inception, has incurred losses in developing its business, and further losses are anticipated.  The Company has a working capital deficiency of $622,354 at December 31, 2008 and requires additional funds to meet its obligations and the costs of its operations.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans in this regard are described in Note 1.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Dale Matheson Carr-Hilton Labonte LLP
DALE MATHESON CARR-HILTON LABONTE LLP
CHARTERED ACCOUNTANTS
Vancouver, Canada
March 17, 2009

PIEDMONT MINING COMPANY, INC.
(An Exploration Stage Company)
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2008	2007
ASSETS	$	$

CURRENT ASSETS
Cash	582	165,877
Prepaid expenses and other	32,431	21,168
	33,013	187,045

MINERAL PROPERTIES (Note 3)	151,339	275,500
PROPERTY AND EQUIPMENT (Note 4)	65	929

TOTAL ASSETS	184,417	463,474

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable	401,438	322,149
Due to related parties (Note 5)	253,929	83,008

TOTAL LIABILITIES	655,367	405,157

CONTINGENCIES AND COMMITMENTS (Notes 1 and 3)

STOCKHOLDERS' EQUITY (DEFICIT)
Capital stock (Note 6)
Authorized: 50,000,000 Preferred Stock $1.00 par value 200,000,000 Common Stock no par value Common stock issued and outstanding: 68,615,310 shares (2007 – 63,063,774)	16,485,145	15,700,695
Additional paid-in capital	848,659	730,042
Accumulated deficit	(12,564,287)	(12,564,287)
Deficit accumulated during the exploration stage	(5,240,467)	(3,808,133)
Total stockholders equity (deficit)	(470,950)	58,317

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	184,417	463,474

The accompanying notes are an integral part of these consolidated financial statements.

PIEDMONT MINING COMPANY, INC.
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended December 31, 2008		For the Year Ended December 31, 2007		For the Period from January 1, 2002 (Date of Inception of Exploration Stage) to December 31, 2008
	$		$		$

EXPENSES
Depreciation		864		1,887		146,318
Exploration, geological and geophysical costs		450,109		915,303		2,252,366
Finance fees		100,000		92,100		191,200
General and administrative		213,259		176,141		809,552
Impairment of mineral properties (Note3)		205,500		-		205,500
Management fees		285,217		249,500		822,888
Professional fees		180,583		225,723		777,278

LOSS BEFORE OTHER ITEMS		(1,435,532)		(1,660,654)		(5,205,102)

INTEREST INCOME		3,198		2,116		11,225
LOSS ON OTHER NON-OPERATING ACTIVITIES		-		-		(46,590)

NET LOSS FOR THE PERIOD		(1,432,334)		(1,658,538)		(5,240,467)

BASIC AND FULLY DILUTED NET LOSS PER SHARE		(0.02)		(0.03)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING, BASIC AND FULLY DILUTED		66,241,138		57,724,028

The accompanying notes are an integral part of these consolidated financial statements.

PIEDMONT MINING COMPANY, INC.
(An Exploration Stage Company)
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)
For the Period from January 1, 2002 (Date of Inception of Exploration Stage) to December 31, 2008

						Deficit
						Accumulated	Total
	Common Stock			Additional	Accumulated	During	Stockholders'
	Shares	Amount		Paid-in Capital	Deficit	Exploration Stage	Equity (Deficit)

		$		$	$	$	$
Balance, December 31, 2001	37,152,646		12,335,434	371,075	(12,564,287)	-	142,222
Net loss	-		-	-	-	(202,264)	(202,264)

Balance, December 31, 2002	37,152,646		12,335,434	371,075	(12,564,287)	(202,264)	(60,042)
Net loss	-		-	-	-	(181,391)	(181,391)

Balance, December 31, 2003 as restated	37,152,646		12,335,434	371,075	(12,564,287)	(383,655)	(241,433)
Net loss	-		-	-	-	(162,439)	(162,439)

Balance, December 31, 2004	37,152,646		12,335,434	371,075	(12,564,287)	(546,094)	(403,872)
Stock issued upon conversion of debt	4,063,403		316,037	-	-	-	316,037
Sale of common stock	2,441,992		145,000	-	-	-	145,000
Common shares issued for mineral properties	300,000		24,500	-	-	-	24,500
Net loss	-		-	-	-	(462,889)	(462,889)

Balance, December 31, 2005	43,958,041		12,820,971	371,075	(12,564,287)	(1,008,983)	(381,224)
Sale of common stock, net of issuance costs	10,062,141		1,358,998	-	-	-	1,358,998
Common shares issued pursuant to mineral property option agreements	43,478		10,000	-	-	-	10,000
Stock-based compensation	-		-	123,367	-	-	123,367
Net loss	-		-	-	-	(1,140,612)	(1,140,612)

Balance, December 31, 2006	54,063,660		14,189,969	494,442	(12,564,287)	(2,149,595)	(29,471)
Sale of common stock, net of issuance costs	8,894,480		1,495,726	-	-	-	1,495,726
Common shares issued pursuant to mineral property option agreements	105,634		15,000	-	-	-	15,000
Warrants issued as finance fees	-		-	92,100	-	-	92,100
Stock-based compensation	-		-	143,500	-	-	143,500
Net loss	-		-	-	-	(1,658,538)	(1,658,538)

Balance, December 31, 2007	63,063,774		15,700,695	730,042	(12,564,287)	(3,808,133)	58.317
Sale of common stock, net of issuance costs	4,784,869		669,450	-	-	-	669,450
Common shares issued pursuant to mineral property option agreements	100,000		15,000	-	-	-	15,000
Common shares issued as finance fees	666,667		100,000	-	-	-	100,000
Stock-based compensation	-		-	118,617	-	-	118,617
Net loss	-		-	-	-	(1,432,334)	(1,432,334)

Balance, December 31, 2008	68,615,310		16,485,145	848,659	(12,564,287)	(5,240,467)	(470,950)

The accompanying notes are an integral part of these consolidated financial statements

PIEDMONT MINING COMPANY, INC.
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31, 2008		For the Year Ended December 31, 2007		For the Period from January 1, 2002 (Date of Inception of Exploration Stage) to December 31, 2008
	$		$		$

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period		(1,432,334)		(1,658,538)		(5,240,467)
Adjustments to reconcile net loss to net cash from operating activities:
Mineral property impairments		205,500		-		205,500
Stock based compensation		118,617		143,500		385,484
Warrants issued as finance fees		-		92,100		92,100
Stock issued as finance fees		100,000		-		100,000
Depreciation		864		1,887		146,318
Gain (loss) on other non-operating activities		-		-		(21,000)
Changes in operating assets and liabilities:
Prepaid expenses and other		(11,263)		6,515		(29,482)
Due to related parties		170,921		-		156,916
Accounts payable and accrued liabilities		79,289		152,087		444,989
NET CASH FLOWS USED IN OPERATING ACTIVITIES		(768,406)		(1,262,449)		(3,759,642)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of shares for cash, net of issuance costs		669,450		1,495,726		3,669,174
Convertible notes		-		-		291,145
NET CASH FLOWS FROM FINANCING ACTIVITIES		669,450		1,495,726		3,960,319

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment		-		(1,289)		(5,579)
Proceeds from non-operating activities		-		-		97,125
Mineral property costs		(66,339)		(83,333)		(292,339)
NET CASH FLOWS USED IN INVESTING ACTIVITIES		(66,339)		(84,622)		(200,793)

INCREASE (DECREASE) IN CASH		(165,295)		148,655		(115)
CASH, BEGINNING OF YEAR		165,877		17,222		697

CASH, END OF YEAR		582		165,877		582

SUPPLEMENTAL CASH FLOW INFORMATION AND NON-CASH INVESTING AND FINANCING ACTIVITIES (Note 8)

The accompanying notes are an integral part of these consolidated financial statements.

PIEDMONT MINING COMPANY, INC.
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008

NOTE 1:                      NATURE OF OPERATIONS

Piedmont Mining Company, Inc. (the Company) was formed in 1983 under the laws of North Carolina, USA and is currently in the exploration stage. The Company is primarily involved in the examination and exploration of mineral properties Under Statement of Financial Accounting Standards No. 7 (SFAS) Accounting and Reporting by Development Stage Enterprises, the Company re-established itself as an exploration stage company in 2002 and began reporting under exploration stage guidelines.

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

The Company is in the exploration stage and to date has not yet generated any net revenues or cash flow from its activities. The Company has a history of losses and has a working capital deficit of $622,354 and an accumulated deficit of $17,804,754 at December 31, 2008.  The Company is dependent on raising further equity capital to fund ongoing losses and expenditures for exploration programs. In current market conditions there is uncertainty that the necessary funding will be obtained as needed raising substantial doubt as to the ability to continue operating as a going concern.  These financial statements do not reflect any adjustments to the carrying values of assets that might result from the outcome of this uncertainty.

The Company intends to fund its ongoing operations by way of private placements of its securities. Since 2002, private placements of stock with warrants and the exercise of some of those warrants have resulted in net cash proceeds of $3,669,174 through December 31, 2008.  Management believes continued efforts to sell stock and warrants as well as advances from management will contribute toward funding the Company’s activities until appropriate levels of funding can be arranged and/or revenue can be earned from the properties either through production or sale.  The global financial situation of 2008 and the ensuing downturn in the economy and in the mineral exploration industry has severely restricted the ability of junior resource companies to raise equity financing. These conditions cast significant doubt on the Company’s ability to continue its exploration activities, particularly if current market conditions continue for a sustained period.  If the Company is unsuccessful in raising adequate financing, exploration activity will be postponed until market conditions improve.

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

PIEDMONT MINING COMPANY, INC.
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008

NOTE 2:                      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Use of Estimates
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period.  Actual results could differ from those estimates.  Significant areas requiring management’s estimates and assumptions are determining the fair value of stock based transactions and financial instruments. Impairment provisions and fair value considerations for mineral properties involve subjective considerations and fair value methodologies primarily dependant on management inputs and not on active trading market indicators. Other areas requiring estimates include deferred tax balances, valuation allowances, allocations of expenditures to mineral property interests and related impairment tests.

Equipment
Equipment is comprised of computer equipment that is recorded at cost and depreciated over 3 years on a straight-line basis.

Mineral Property Costs
The Company is primarily engaged in the acquisition, exploration and development of mineral properties. Pursuant to Emerging Issues Task Force (EITF) 04-02, the acquisition costs of mineral rights are capitalized. These include lease and option payments under exploration agreements. The projects are assessed for impairment when facts and circumstances indicate their carrying values exceed the recoverable values. Such factors include poor exploration results or failure to discover mineable ore.  If a mineable ore body is found, these costs will be amortized when production begins using a units-of-production method.  These costs are recorded to exploration projects on the consolidated balance sheets. Other exploration, geological and geophysical costs are expensed as incurred

In the event that mineral property acquisition costs are paid or settled with Company shares, those shares are recorded at fair value at the time the shares are issued.

When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves with pre-feasibility studies, the costs incurred after such determination to develop a property to production are capitalized.

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

Asset Retirement Obligations
The Company has adopted the provisions of SFAS No. 143 "Accounting for Asset Retirement Obligations," which establishes standards for the initial measurement and subsequent accounting for obligations associated with the sale, abandonment or other disposal of long-lived tangible assets.  The adoption of this standard has had no effect on the Company's financial position or results of operations.  To December 31, 2008 any potential costs relating to the ultimate disposition of the Company's mineral property interests are not determinable.

Impairment of Long-Lived Assets
The Company reviews property and equipment and certain identifiable intangibles, excluding goodwill, for impairment in accordance with SFAS No. 144, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable.  Recoverability of these assets is measured by comparison of the carrying amount to management’s estimates of future undiscounted cash flows the assets are expected to generate.  If property, plant, and equipment and certain identifiable intangibles are considered to be impaired, the impairment to be recognized equals the amount by which the carrying value of the assets exceeds fair market value.

PIEDMONT MINING COMPANY, INC.
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008

NOTE 2:                      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Financial Instruments
Fair Value
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

Currency risk
The Company’s operations and financing activities are conducted primarily in United States dollars, and as a result the Company is not subject to significant exposure to market risks from changes in foreign currency rates.

Credit risk
Management has determined that the Company is not exposed to significant credit risk.

Loss per Common Share
Basic loss per share (“LPS”) includes no dilution and is computed by dividing loss attributable to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings (loss) of the Company. The common shares potentially issuable upon exercise of stock options and warrants were not included in the calculation of weighted average number of shares outstanding as the effect would be anti-dilutive.

Foreign Currency Translation
The financial statements are presented in United States dollars.  In accordance with SFAS No. 52, “Foreign Currency Translation”, foreign denominated monetary assets and liabilities are translated to their United States dollar equivalents using foreign exchange rates at the balance sheet date.  Revenue and expenses are translated at average rates of exchange during the year. Related translation adjustments are reported as a separate component of stockholders’ equity, whereas gains or losses resulting from foreign currency transactions are included in results of operations.

Income Taxes
The Company follows the liability method of accounting for income taxes.  Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax balances.  Deferred tax assets and liabilities are measured using enacted or substantially enacted tax rates expected to apply to the taxable income in the years in which those differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the date of enactment or substantive enactment.  As at December 31, 2008, the Company had net operating loss carry forwards; however, due to the uncertainty of realization, the Company has provided a full valuation allowance for the potential deferred tax assets resulting from these losses carry forwards.

Stock-Based Compensation
On January 1, 2006, the Company adopted SFAS No. 123 (revised 2004) (SFAS No. 123R), Share-Based Payment, which addresses the accounting for stock-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments.  In January 2005, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 107, which provides supplemental implementation guidance for SFAS No. 123R.  SFAS No. 123R eliminates the ability to account for stock-based compensation transactions using the intrinsic value method under Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and instead generally requires that such transactions be accounted for using a fair-value-based method. The Company uses the Black-Scholes-Merton (“BSM”) option-pricing model to determine the fair-value of stock-based awards under SFAS No. 123R consistent with that used for pro forma disclosures under SFAS No.123, Accounting for Stock-Based Compensation.

PIEDMONT MINING COMPANY, INC.
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008

NOTE 2:                      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent Accounting Pronouncements
In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS
161“). SFAS 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. SFAS 161 achieves these improvements by requiring disclosure of the fair values of derivative instruments and their gains and losses in a tabular format. It also provides more information about an entity’s liquidity by requiring disclosure of derivative features that are credit risk-related. Finally, it requires cross-referencing within footnotes to enable financial statement users to locate important information about derivative instruments. SFAS 161 will be effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, and will be adopted by the Company beginning in the first quarter of fiscal 2009. The Company does not expect there to be any significant impact of adopting SFAS 161 on its financial position, cash flows and results of operations.

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS No. 162”). SFAS No. 162 is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles for nongovernmental entities. SFAS No. 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board Auditing amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.

In May 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts – An interpretation of FASB Statement No. 60”.  SFAS 163 requires that an insurance enterprise recognize a claim liability prior to an event of default when there is evidence that credit deterioration has occurred in an insured financial obligation. It also clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities, and requires expanded disclosures about financial guarantee insurance contracts. It is effective for financial statements issued for fiscal years beginning after December 15, 2008, except for some disclosures about the insurance enterprise’s risk-management activities. SFAS 163 requires that disclosures about the risk-management activities of the insurance enterprise be effective for the first period beginning after issuance. Except for those disclosures, earlier application is not permitted.  The adoption of this statement is not expected to have a material effect on the Company’s financial statements.

NOTE 3:                      MINERAL PROPERTIES

The Company has entered into various property agreements as described below. A summary of capitalized costs is as follows:
	Balance as at December 31, 2006		Incurred during the year		Balance as at December 31, 2007		Incurred during the year		Impairments		Balance as at December 31, 2008
	$		$		$		$		$		$
Antelope Ridge		38,500		30,000		68,500		-		(68,500)		-
Bullion Mountain		10,000		10,000		20,000		7,000		-		27,000
Dome Hi-Ho		73,667		33,333		107,000		30,000		(137,000)		-
Dutch Flat		35,000		-		35,000		-		-		35,000
Pasco Canyon		10,000		-		10,000		-		-		10,000
PPM Gold		-		25,000		25,000		11,566		-		36,566
Trinity Silver		10,000		-		10,000		-		-		10,000
Willow Creek		-		-		-		32,773		-		32,773
		177,167		98,333		275,500		81,339		(205,500)		151,339

A.           Antelope Ridge Project
The Company entered  into a 10 year Mining Lease with Option to Purchase dated  April 26, 2005 on 50 claims in the Fish Creek Mining District, Eureka County, Nevada (the “Antelope Ridge Project”). The Company made lease and option payments totaling $68,500 and  incurred $189,746 in exploration costs with respect to this Project.  In June, 2008, due to unsatisfactory results, the Company terminated this agreement and recorded an impairment loss of $68,500.

PIEDMONT MINING COMPANY, INC.
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008

NOTE 3:                      MINERAL PROPERTIES (continued)

B.           Bullion Mountain Project
Effective November 11, 2005, the Company entered into a ten year Mining Lease with Option to Purchase on 17 claims in Lander County, Nevada (the ‘Bullion Mountain Project’) pursuant to the following terms:

1.	Lease payments required:
a)	On signing:	$5,000 plus $2,274 for claims fees reimbursement was paid
b)	First anniversary:	$5,000 was paid
c)	Second anniversary:	$10,000 was paid
d)           Third anniversary and each thereafter:         $15,000
2.	The Company must expend the following additional amounts in exploration and maintenance of the property during the first two years of the Agreement:
a)           By November 2006:                                           $20,000 (completed)
b)           By November 2007:                                           $50,000
In September, 2007, this agreement was amended. The time for completing the remaining work obligation was extended indefinitely.
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

The property holder has agreed to allow the Company to make the $15,000 payment owing from November, 2008 in two installments, one due in early 2009 and the other when funds are available.

C.           Dome-Hi-Ho Project
Effective on April 26, 2005, the Company entered into a five year Exploration and Option to Enter Into a Joint Venture Agreement on 44 claims in Lander County, Nevada (the ‘Dome HiHo Project’). The Company made lease and option payments totaling $137,000 and incurred $350,510 in exploration costs with respect to the Project. In June, 2008, the Company terminated this agreement because the drilling results were not sufficiently encouraging to warrant further expenditures on the project and recorded an impairment loss of $137,000.

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

The Company has made lease payments totaling $10,000 and has incurred $619,408 in exploration and property maintenance costs with respect to the Trinity Silver Project as of December 31, 2008.

PIEDMONT MINING COMPANY, INC.
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008

NOTE 3:                      MINERAL PROPERTIES (continued)

E.           Pasco Canyon Project
On February 14, 2006, the Company entered into a five year Option Agreement (the ‘Agreement’) on 24 claims in Nye County, Nevada  (the ‘Pasco Canyon Project’), pursuant to the following terms:

1.	Option payment required: On signing $10,000 was paid
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

As of December 31, 2008, the Company has made lease payments totaling $10,000 and has incurred $47,315 in exploration costs with respect to the Pasco Canyon Project. As of December 31, 2008 the Company has not completed all of the prescribed exploration expenditures because a drilling permit has not yet been granted by the U.S. Forest Service.  However, on September 17, 2007, the Company was granted an indefinite ‘Agreement for Extension’ to complete the work obligation. The Company has now been given preliminary approval to receive a drill permit but has not yet completed the remaining requirements for the final issuance of the drill permit with the U.S. Forest Service.

F.           Dutch Flat Gold Project
On July 2, 2006, the Company entered into a five year Exploration Agreement with Option to Form Joint Venture (the ‘Agreement’) , on 114 claims in Humboldt County, Nevada (the Dutch Flat Project) pursuant to the following terms:

1.	Payment upon signing: $35,000 was paid
2.	The Company shall expend the following sums on exploration and maintenance of the property during the first 5 years of the Agreement:
Year 1	$200,000	completed
Year 2	$300,000	completed
Year 3	$500,000
Year 4	$500,000
Year 5	$500,000
3.
Upon completion of the $2,000,000 in exploration expenditures over the 5-year period, the Company shall have earned a 51% interest in the property and can then elect to either 1) form a joint venture at that point whereby the Company would own 51%, or 2) earn an additional 19% interest in the property by funding a positive feasibility study and then form a joint venture.  The Company would be the operator of the joint venture.

4.
Six of these claims are subject to a 1.5% net smelter returns royalty.  Another company, in which one of the Company’s Directors has an interest, holds a 1% net smelter returns royalty on another sixteen of these claims.

5.           The Company may terminate this Agreement at any time after the first year on 30 days notice.

As of  December 31, 2008, the Company has made the initial payment of $35,000 and has incurred $508,516 in exploration costs with respect to the Dutch Flat Gold Project.

PIEDMONT MINING COMPANY, INC.
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008

NOTE 3:                      MINERAL PROPERTIES (continued)

G.	PPM Gold Project
In April, 2007, the Company signed an “Exploration Agreement with Option to Form Joint Venture” (the “Exploration Agreement”) with Miranda US, Inc., a wholly-owned subsidiary of Miranda Gold Corp. (“Miranda”), a Canadian corporation listed on the TSX Venture Exchange.

Under the terms of the Exploration Agreement, the Company has an option to earn a 55% interest in 81 mining claims, located in Humboldt County, Nevada by incurring $1,750,000 in exploration work during a five year period as follows:
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

 As of December 31, 2008, the Company has expended $142,440, which includes an initial payment of $25,000 on signing and a reclamation bond of $11,566 on this property.  The Company is in discussions with the Optionor to amend the terms of the option and allow additional time to complete exploration expenditures requirement.  The option is currently still in good standing.

H.           Willow Creek Project
On June 16, 2008, the Company entered into an Exploration Agreement with Option to Form a Joint Venture with Carlin Gold Corporation (“Carlin”). A Letter of Intent was signed with Carlin Gold Corporation on the Willow Creek property, Elko County, Nevada. An initial payment of  $10,000 was made in  November, 2007 and $300,000 was advanced to Carlin on signing the agreement, to cover the first year’s work commitment.  In addition, 100,000 common shares valued at $15,000 were issued to Carlin on July 8, 2008 to acquire the option interest which was capitalized as a mineral property acquisition cost.

This Agreement grants to the Company the exclusive right to earn a 51% interest in the property by completing expenditures of  $3,500,000 over a five year period as follows:
Year 1	$300,000
Year 2	500,000
Year 3	700,000
Year 4	1,000,000
Year 5	1,000,000

The Company can terminate this Agreement at any time after completion of the first year’s work requirement. The Company will be required to make all property maintenance payments and pay $10,000 to Carlin Gold on each anniversary date of the agreement. Upon earning 51% interest, the parties would enter into a joint venture agreement.

As of December 31, 2008, the Company has incurred $284,404 in exploration costs, including a reclamation bond of $17,773, under the first year’s work commitment. A balance of $28,180 is recorded in prepaid expenses, which is related to the remaining work commitment monies advanced.

PIEDMONT MINING COMPANY, INC.
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008

NOTE 3:                      MINERAL PROPERTIES (continued)

I.           Morgan Pass Project
On May 20, 2008, the Company signed a Letter of Intent with Nevada Eagle Resources LLC, a wholly owned subsidiary of Gryphon Gold Corporation on the Morgan Pass property in Elko County, Nevada.  The Letter of Intent is effective for five years, during which the parties will negotiate an “Exploration Agreement with Option to Form Joint Venture” at such time as the property is released into “multiple use” from a “wilderness study area”. Mineral exploration is not permitted on BLM land that is classified as ‘Wilderness Study’.  However, the BLM has recommended that this area be removed from Wilderness Study and placed back into the ‘Multiple Use’ category, whereupon exploration and drilling would then be permitted.

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

As of December 31, 2008, the Company has incurred $14,351 in exploration costs.

NOTE 4:                      EQUIPMENT

	December 31, 2008	December 31, 2007

Computer Equipment	$5,579	$5,579
Less: accumulated depreciation	(5,514)	(4,650)
	$65	$929

NOTE 5:                      DUE TO RELATED PARTIES AND RELATED PARTY TRANSACTIONS

The Board of Directors has authorized a monthly management fee of $10,000 to the Company’s President and CEO, which was increased to $14,000 per month effective February 1, 2008. The unpaid portion of the management fee for the Company’s President and CEO for the years ended December 31, 2008 and 2007 was $147,250 and $82,000, respectively.  Administrative expenses incurred by the President and CEO at December 31, 2008 and 2007 were $19,066 and $0, respectively. The Company reimburses the President for office rent, which totaled $19,200 for the year ended December 31, 2008 and $17,600 for the year ended December 31, 2007.

The unpaid portion of exploration costs incurred by the Company’s Vice President at December 31, 2008 and 2007 which includes his compensation for services related to the various exploration projects and research and development, totaled $68,489 and $1,008, respectively.  The Vice President received compensation of $5,950 and $48,300 for years ended December 31, 2008 and 2007 respectively and incurred reimbursed exploration costs on behalf of the Company of $694 and $22,686, respectively.

The directors receive a fee of $200 per meeting for participating in Board meetings and Compensation and Audit Committee meetings.  The Chairmen of these Committees receive $300 per meeting. The unpaid portion of these fees at December 31, 2008 and 2007 were $1,400 and $0, respectively.

From time to time, the Company’s officers and directors advance monies to the Company. These loans bear interest at 5% per annum. These loans are unsecured and have no fixed repayment terms. The unpaid balances relating to these advances, which include accrued interest, at December 31, 2008 and 2007 were $17,724 and $nil respectively.

No stock options were granted to its officers or directors by the Company for the year ended December 31, 2008.  All related party transactions involving provision of services or transfer of tangible assets in the normal course of business were recorded at the exchange amount, which is the value established and agreed to by the related parties reflecting arms length consideration payable for similar services or transfers.

PIEDMONT MINING COMPANY, INC.
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008

NOTE 6:                      CAPITAL STOCK

Share Capital
The Company’s capitalization is 50,000,000 authorized preferred shares with a par value of $1.00 per share and 200,000,000 common shares with no par value.

Common share transactions

During the year ended December 31, 2008, the company completed the following equity transactions:

In February, 2008, the Company completed a private placement offering of 74,967 Units, consisting of one share of Common Stock and one share of a Common Stock Purchase Warrant at a price of $0.30 per Unit for proceeds of $22,490.  The Warrants are exercisable for a period of two years and entitle the holder to purchase one share of Common Stock (the “Warrant Shares”) for $0.60 per Warrant Share.

In March, 2008, the Company completed a private placement offering of 53,571 Units, consisting of one share of Common Stock and one share of a Common Stock Purchase Warrant at a price of $0.28 per Unit for proceeds of $15,000.  The Warrants are exercisable for a period of two years and entitle the holder to purchase one share of Common Stock (the “Warrant Shares”) for $0.50 per Warrant Share.

In April, 2008, the Company completed a private placement offering of 86,000 Units, consisting of one share of Common Stock and one Common Stock Purchase Warrant at a price of $0.175 per Unit for proceeds of $15,050.  The Warrants are exercisable for a period of two years and entitle the holder to purchase one share of Common Stock for $0.27 per Share.

In April, 2008, the Company completed a private placement offering of 312,500 Units, consisting of one share of Common Stock  and one Common Stock Purchase Warrant at a price of $0.16 per Unit for proceeds of $50,000.  The Warrants are exercisable for a period of two years and entitle the holder to purchase one share of Common Stock for $0.25 per Share.

In April, 2008, 737,833 shares of Common Stock were issued upon the exercise of warrants. The exercise price of the warrants was $0.15, which resulted in gross proceeds to the company of $110,675.

In May, 2008, the Company completed a private placement offering of 3,203,331 Units, consisting of one share of Common Stock and one share of a Common Stock Purchase Warrant at a price of $0.15 per Unit for proceeds of $480,500 less broker commission of $43,245 for net proceeds of $437,255.  The Warrants are exercisable for a period of two years and entitle the holder to purchase one share of Common Stock (the “Warrant Shares”) for $0.26 per Share. In addition to the cash commission, the broker received a warrant exercisable for a period of two years which entitles the broker to purchase  up to 320,333 shares of Common Stock for $0.15 per Warrant Share.

In July, 2008, 100,000 shares of Common Stock valued at $15,000 were issued on signing a 5 year option and earn in agreement on the Willow Creek property.

In August, 2008, 666,667 shares of Common Stock were issued in lieu of cash pursuant to two Engagement Letters with funding groups. The shares were valued at $0.15 per share for a total of $100,000. Both engagements have been terminated and no funds were raised and as a result, the $100,000 has been fully expensed.

In October, 2008, the Company completed a private placement offering of 166,667 Units, consisting of one share of Common Stock and one Common Stock Purchase Warrant at a price of $0.06 per Unit for proceeds of $10,000.  The Warrants are exercisable for a period of two years and entitle the holder to purchase one share of Common Stock for $0.15 per Share.

In October, 2008, the Company completed a private placement offering of 150,000 Units, consisting of one share of Common Stock and one Common Stock Purchase Warrant at a price of $0.06 per Unit for proceeds of $9,000.  The Warrants are exercisable for a period of two years and entitle the holder to purchase one share of Common Stock for $0.15 per Share.

PIEDMONT MINING COMPANY, INC.
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008

NOTE 6:                      CAPITAL STOCK (continued)

Common share transactions (continued)

During the year ended December 31, 2007, the Company:

(a)
issued 425,000 common shares upon the exercise of warrants at an exercise price of $0.15 per share, 125,000 common shares upon the exercise of warrants at an exercise price of $0.16 per share and 2,474,480 common shares upon the exercise of warrants at an exercise price of $0.08 per share, for net proceeds of $281,709; and

(b)
completed a private placement and issued 1,875,000 units at $0.16 consisting of one common share and one half common share purchase warrant at $0.20 per unit and 1,875,000 units at $0.16 consisting of one common share and one common share purchase warrant at $0.20 per unit for proceeds of $578,018, net of commissions of $21,982.  The 2,812,500 common stock purchase warrants issued entitle the holders to purchase one share of the Company’s common stock at a price of $0.20 per share for a period of two years.  In connection with the offering, the Company issued to its placement agent warrants to purchase 187,500 shares at $0.16 per share of common stock.  These placement agent warrants are exercisable at any time before August 2, 2012.

(c)
completed a private placement and issued 2,120,000 units at $0.30 consisting of one common share and one common share purchase warrant at $0.60 per unit for proceeds of $636,000.  The common stock purchase warrants issued entitle the owner to purchase one share of the Company’s common stock at a price of $0.60 per share for a period of two years.

(d)	The Company issued 105,634 common shares valued at $15,000 under the terms of certain mineral property option agreements.

Stock-Based Compensation and Other Equity Transactions
The Company does not have a stock-based compensation plan.  The Company’s Compensation Committee makes recommendations to the Board of Directors for the granting of awards of stock options to its officers and directors on a case-by-case basis.

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

The fair value of options issued during the years ended December 31, 2008 and 2007 was determined using the Black-Scholes-Merton option pricing model with the following assumptions:
	Year ended	Year ended
	December 31, 2008	December 31, 2007
Risk-free interest rates	4.45%	4.25% to 4.90%
Volatility factor	109%	109%
Estimated life of options, in years	3	3
Weighted average calculated value of options granted	$0.07	$0.073

In February, 2008, a director retired from the Company’s Board and his vested options expired unexercised

On April 9, 2008, 150,000 stock options were granted to a consultant, of which 75,000 vested immediately and 75,000 vest on the first anniversary in 2009. The term of this award is three years. The Company estimated the fair value of these options to be $18,700 at the date of grant, using the BSM pricing model using an expected life of 3 years, a risk-free interest rate of 4.45% and an expected volatility of 109%.

Of the 450,000 stock options granted during the year ended December 31, 2007, 150,000 vested in 2007; 150,000 vested in 2008; and the remainder vest in 2009. The terms of these awards are three to five years.  The fair value of these options was $43,900 at the 2007 grant date.

PIEDMONT MINING COMPANY, INC.
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008

NOTE 6:                      CAPITAL STOCK (continued)

Stock-Based Compensation and Other Equity Transactions (continued)

Total compensation expense for the years ended December 31, 2008 and 2007 were $118,617 and $143,500, respectively, which corresponds to the vesting schedule. As of December 31, 2008, the total compensation expense related to non-vested awards to be recognized in future periods is $23,984, which will be recognized ratably as the stock options vest during 2009.

Below is a summary of the stock option activity for the year ended December 31, 2008:

		Weighted
	Number of	Average
	Options	Exercise Price
		$
Outstanding, December 31, 2006	5,525,000	0.233
Granted, March 29, 2007	250,000	0.250
Granted July 3, 2007	200,000	0.250
Outstanding, December 31, 2007	5,975,000	0.235
Cancelled March 4, 2008	(400,000)	0.200
Granted April 9, 2008	150,000	0.280
Outstanding, December 31, 2008	5,725,000	0.239

		Weighted
	Number of	Average
	Options	Fair Value
Non-vested Options		$
Non-vested options, December 31, 2006	2,541,667	0.020
Granted, March 29, 2007	250,000	0.09
Granted, July 3, 2007	200,000	0.11
Vested	(1,841,667)	0.02
Non-vested options, December 31, 2007	1,150,000	0.11
Granted April 9, 2008	150,000	0.12
Vested	(1,075,000)	0.11
Non-vested options, December 31, 2008	225,000	0.11

The following tables summarize information and terms of the options outstanding and exercisable:

		Weighted			Weighted
		Average			Average
		Remaining	Weighted		Remaining	Weighted
Range of	Number	Contractual	Average	Number	Contractual	Average
Exercise Prices	of Shares	Life (in years)	Exercise Price	of Shares	Life (in years)	Exercise Price

Options outstanding at December 31, 2008				Options exercisable at December 31, 2008
$ 0.20 – 0.28	5,725,000	2.23	$ 0.239	5,500,000	2.135	$ 0.238

Options outstanding at December 31, 2007				Options exercisable at December 31, 2007
$ 0.20 – 0.27	5,975,000	3.15	$ 0.235	4,825,000	2.531	$ 0.233

  The outstanding and exercisable stock options had no intrinsic value at December 31, 2008.

PIEDMONT MINING COMPANY, INC.
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008

NOTE 6:                      CAPITAL STOCK (continued)

Common stock purchase warrants
Total outstanding warrants at December 31, 2008 were 10,479,035.  The exercise prices on all warrants range from $0.15 to $0.60 per share. The warrants are exercisable immediately upon issuance and the expiration dates range between two and five years after issuance.

During the year ended December 31, 2008, the Company issued warrants relating to unit private placements granting holders the right to purchase 4,209,035 shares of common stock. The exercise price on these warrants range from $0.15 to $0.60 per share. The warrants were exercisable immediately upon issuance and the expiration dates are two years after issuance. The Company estimated the total fair market value of these warrants to be $144,800 at the date of grant, using the BSM pricing model using an expected life of one year, a risk-free interest rate of 4.45% and an expected volatility of 109%. The fair value of the warrants has been included in capital stock

During the year ended December 31, 2007, the Company issued warrants relating to unit private placements granting holders the right purchase 4,932,500 shares of common stock.  The Company estimated the total fair market value of these warrants to be $210,300 at the date of grant, using the same methods and assumptions employed above in valuing the stock options. The exercise prices on these warrants range from $0.16 to $0.60 per share. The warrants were exercisable immediately upon issuance and the expiration dates range between one year and five years after issuance.

The warrants exercisable at December 31, 2008 had no intrinsic value.

A summary of the Company’s stock purchase warrants as of December 31, 2008 is presented below:

	Number of Warrants	Weighted average exercise price	Weighted average remaining life (years)
Balance, December 31, 2007	10,697,000	0.31	1.24
Issued	4,209,035	0.32	2.00
Exercised	(737,833)	0.15	-
Expired	(3,689,167)	0.26	-
Balance, December 31, 2008	10,479,035	0.320	1.09

PIEDMONT MINING COMPANY, INC.
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008

NOTE 7:                      INCOME TAXES

The Company has adopted FASB No. 109 for reporting purposes. As of December 31, 2008, the Company had net operating loss carry forwards of approximately $14,000,588 that may be available to reduce future years’ taxable income. These carry forwards will begin to expire, if not utilized, commencing in 2009.  Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is currently determined not likely to occur. Accordingly, the Company has recorded a valuation allowance for the potential deferred tax assets relating to these tax loss carry forwards.

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

Income taxes are paid only to the United States government and applicable state governments. The Company’s deferred tax assets consist of the following:

		December 31,
		2008	2007
Loss carryforwards:
Federal	35%	$4,900,206	$4,704,937
State	7%	980,041	940,987
Total		5,880,247	5,645,924
Property		1,098,874	644,246
Less valuation allowance		(6,979,121)	(6,290,170)
Net deferred tax asset		$0	$0

A reconciliation of the provision for income taxes with amounts determined by applying the statutory U.S. federal and state income tax rates to income before income taxes is as follows:

	Year ended December 31,
	2008	2007
Net loss before taxes	$(1,432,334)	$(1,658,538)
Federal and State Statutory rate	42%	42%
Expected tax recovery	(601,580)	(696,586)
Taxes resulting from:
Permanent differences	199	261
Non-deductible warrants issued as finance fees	42,000	38,682
Non-deductible stock based compensation	49,819	60,270
Other timing differences	275,356	319,745
Increase in valuation allowance	234,207	277,628
Income tax expense from continuing operations	$0	$0
Effective Income tax rate	0%	0%

As the criteria for recognizing future income tax assets have not been met due to the uncertainty of realization, a valuation allowance of 100% has been recorded for the current and prior year.

PIEDMONT MINING COMPANY, INC.
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008

NOTE 7:                      INCOME TAXES (continued)

The deferred tax assets result primarily from net operating loss carry-forwards. These losses will reverse either upon their utilization against taxable income or upon their statutory expiration. Federal net operating loss carry-forwards of $14,000,588 remained at December 31, 2008 and expire as follows:

Net Operating
Expiration	Loss
2009	$2,126,000
2010	1,695,000
2011	2,958,000
2012	1,300,000
2017	778,000
2018	573,000
2019	336,000
2020	1,368,000
2021	202,000
2022	179,000
2023	171,545
2024	161,755
2025	462,759
2026	470,602
2027	661,018
2028	557,909
$14,000,588
The Company's policy is to accrue any interest and penalties related to unrecognized tax benefits in its provision for income taxes.  Additionally, FIN 48 requires that a company recognize in its financial statements the impact of a tax position that is more likely than not to be sustained upon examination based on the technical merits of the position.  The Company has incurred taxable losses for all tax years since inception and accordingly, no provision for taxes has been recorded for the current or any prior fiscal year.

During the year 2008, the Company did not recognize any interest and penalties.  The amount, if any, attributed to interest and penalties would be immaterial.

Management has considered the likelihood and significance of possible penalties associated with its current and intended filing positions and has determined, based on their assessment, that such penalties, if any, would not be expected to be material.

Disclosure concerning certain carry-forward tax pools, temporary and permanent timing differences in tax basis versus reported amounts may be impacted by assessing practices and tax code regulations when income tax returns are filed up to date.  As a 100% valuation allowance has been provided against deferred tax assets, there would be no significant net impact expected to the current and deferred income tax disclosures or reconciliations reported.

PIEDMONT MINING COMPANY, INC.
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008

NOTE 8:	SUPPLEMENTAL CASH FLOW INFORMATION AND NONCASH INVESTING AND FINANCING ACTIVITIES

In July, 2008, 100,000 shares of Common Stock valued at $15,000 were issued on signing an agreement on the Willow Creek property.

In August, 2008, 666,667 shares of Common Stock valued at $100,000 were issued in lieu of cash pursuant to two engagement letters with funding groups.  Both engagements have been terminated and no funds have been raised and as a result the $100,000 has been fully expensed.

	Year Ended December 31,
	2008		2007
	$		$
Interest paid		-		-
Income taxes paid		-		-
Common stock issued under the terms of mineral option agreements		15,000		10,000

NOTE 9:                      SUBSEQUENT EVENTS

In January, 2009, the Company completed a private placement offering of 125,000 Units, consisting of one share of Common Stock and one Common Stock Purchase Warrant at a price of $0.04 per Unit for proceeds of $5,000.  The Warrants are exercisable for a period of two years and entitle the holder to purchase one share of Common Stock for $0.10 per Share.

In March, 2009, the Company completed a private placement offering of 100,000 Units, consisting of one share of Common Stock and one Common Stock Purchase Warrant at a price of $0.05 per Unit for proceeds of $5,000.  The Warrants are exercisable for a period of two years and entitle the holder to purchase one share of Common Stock for $0.15 per Share.

In March, 2009, the Company completed a private placement offering of 200,000 Units, consisting of one share of Common Stock and one Common Stock Purchase Warrant at a price of $0.05 per Unit for proceeds of $10,000.  The Warrants are exercisable for a period of two years and entitle the holder to purchase one share of Common Stock for $0.10 per Share.

On March 10, 2009, the Company signed a Letter of Intent to enter into an Exploration Agreement with Option to form a Joint Venture on the Argentite gold property in western Nevada once the gold price exceeds $1,000 per ounce for more than 25 consecutive business days or after 90 days from the date of signing the Letter of Intent.  On signing the formal agreement, the Company will pay $8,000 and will then undertake a work commitment of $750,000 over a five year period to earn a 51% interest in the property and the project, or up to a 70% interest upon completion of a bankable feasibility study.  In addition, the Company would make annual payments of $10,000 by the first anniversary of the agreement, $15,000 on the second anniversary, $20,000 by the third anniversary and $25,000 by the fourth anniversary, all of which would be creditable against the work commitment.