Form 10-Q
period 2009-03-31
Piedmont Mining Company, Inc.
filed 2009-05-14
CIK 1366826

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2009

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
Yes ☒                                No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☐                                No  ☐

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
Yes ☐                                No ☒

As of May 8, 2009 there were 69,540,310 outstanding shares of the issuer’s common stock.

PIEDMONT MINING COMPANY, INC.

FORM 10-Q INDEX

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

PIEDMONT MINING COMPANY, INC. (An Exploration Stage Company) CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2009 (unaudited)	2008 (audited)
ASSETS	$	$
CURRENT ASSETS
Cash and cash equivalents	511	582
Prepaid expenses and other	5,824	32,431
	6,335	33,013

MINERAL PROPERTIES (Note 2)	132,500	122,000
RECLAMATION BONDS (Note 2)	29,339	29,339
EQUIPMENT (Note 3)	-	65

Total Assets	168,174	184,417

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT) CURRENT LIABILITIES
Accounts payable	448,424	401,438
Due to related parties (Note 4)	314,805	253,929
Total current liabilities	763,229	655,367

STOCKHOLDERS’ EQUITY (DEFICIT)
Capital Stock (Note 5)
Authorized:
50,000,000 Preferred stock $1.00 par value
200,000,000 Common stock no par value
Common stock issued and outstanding:
69,540,310 shares (2008 – 68,615,310)	16,530,144	16,485,145
Additional paid-in capital	855,793	848,659
Deficit accumulated prior to the exploration stage	(12,564,287)	(12,564,287)
Deficit accumulated during exploration stage	(5,416,705)	(5,240,467)
Total stockholders’ equity (deficit)	(595,055)	(470,950)
Total liabilities and stockholders’ equity (deficit)	168,174	184,417

The accompanying notes are an integral part of these financial statements.

PIEDMONT MINING COMPANY, INC.
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF LOSS
(unaudited)

	Three months Ended March 31, 2009	Three months Ended March 31, 2008	For the Period from January 1, 2002 (Date of Inception of Exploration Stage) to March 31, 2009
	$	$	$
EXPENSES
Depreciation	65	216	146,383
Exploration, geological and geophysical costs	28,196	73,961	2,280,562
Finance fees		-	191,200
General and administrative	56,763	35,354	866,315
Impairment of mineral properties	-	-	205,500
Management fees	49,134	91,267	872,022
Professional fees	42,080	55,740	819,358

	176,238	256,538	5,381,340

LOSS BEFORE OTHER ITEMS	(176,238)	(256,538)	(5,381,340)

INTEREST INCOME	-	3,198	11,225
LOSS ON OTHER NON-OPERATING ACTIVITIES	-	-	(46,590)

NET LOSS FOR THE PERIOD	(176,238)	(253,340)	(5,416,705)

BASIC AND FULLY DILUTED NET LOSS PER SHARE	(0.003)	(0.004)
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING, BASIC AND FULLY DILUTED	68,745,588	63,109,248

The accompanying notes are an integral part of these financial statements.

PIEDMONT MINING COMPANY, INC.
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
	Three Months Ended March 31,		For the Period from January 1, 2002 (Date of Inception of Exploration Stage) to
	2009	2008	March 31, 2009
	$	$	$
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	(176,238)	(253,340)	(5,416,705)
Adjustments to reconcile net loss to net cash from operating activities:
Stock issued as finance fees		-	100,000
Warrants issued as finance fees	-	-	92,100
Mineral property impairments		-	205,500
Stock based compensation	7,134	52,767	392,618
Depreciation	65	216	146,383
Gain (loss) on other non-operating activities	-	-	(21,000)
Changes in operating assets and liabilities:
Prepaid expenses and other	26,607	8,601	(2,875)
Due to related parties	60,876		217,792
Accounts payable	63,985	1,819	508,975
NET CASH FLOWS USED IN OPERATING ACTIVITIES	(17,571)	(189,937)	(3,777,212)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of shares for cash, net of issuance costs	20,000	37,490	3,689,174
Convertible notes	-	-	291,145
NET CASH FLOWS FROM FINANCING ACTIVITIES	20,000	37,490	3,980,319

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	-		(5,579)
Proceeds from non-operating activities	-	-	97,125
Mineral property costs	(2,500)	(10,000)	(294,839)
NET CASH FLOWS USED IN INVESTING ACTIVITIES	(2,500)	(10,000)	(203,293)

INCREASE (DECREASE) IN CASH	(71)	(162,447)	(186)
CASH, BEGINNING	582	165,877	697

CASH, ENDING	511	3,430	511

SUPPLEMENTAL CASH FLOW INFORMATION AND NON-CASH INVESTING AND FINANCING ACTIVITIES (Note 6)

The accompanying notes are an integral part of these financial statements

PIEDMONT MINING COMPANY, INC.
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009
(unaudited)

NOTE 1:                      NATURE OF OPERATIONS

Piedmont Mining Company, Inc. (the “Company”) was formed in 1983 under the laws of the State of North Carolina, USA, and is currently in the exploration stage. The Company is primarily involved in the examination and exploration of mineral properties. Under Statement of Financial Accounting Standards No. 7 (SFAS) Accounting and Reporting by Development Stage Enterprises, the Company re-established itself as an exploration stage company in 2002 and began reporting under exploration stage guidelines.

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

The Company is in the exploration stage and to date has not yet generated any net revenues or cash flow from its activities. The Company has a history of losses and has a working capital deficit of $756,894 and an accumulated deficit of $17,980,992 at March 31, 2009.  The Company is dependent on raising further equity capital to fund ongoing losses and expenditures for exploration programs. In current market conditions there is uncertainty that the necessary funding will be obtained as needed raising substantial doubt as to the ability to continue operating as a going concern. These financial statements do not reflect any adjustments to the carrying values of assets that might result from the outcome of this uncertainty.

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

Unaudited Interim Financial Statements
The accompanying unaudited interim consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. They may not include all information and footnotes required by United States generally accepted accounting principles for complete financial statement disclosure. However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended December 31, 2008, included in the Company’s Form 10-K filed with the Securities and Exchange Commission on March 31, 2009. The unaudited interim consolidated financial statements should be read in conjunction with those financial statements included in the Form 10-K. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three months ended March 31, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.

PIEDMONT MINING COMPANY, INC.
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009
(unaudited)

NOTE 2:                      MINERAL PROPERTIES

The Company has entered into various property agreements. A summary of capitalized costs is as follows:
	Balance as at December 31 2008		Incurred during the period		Balance as at March 31, 2009
	$		$		$
Bullion Mountain		27,000		8,000		35,000
Dutch Flat		35,000		-		35,000
Pasco Canyon		10,000		-		10,000
PPM Gold		25,000		-		25,000
Trinity Silver		10,000		-		10,000
Willow Creek		15,000				15,000
Argentite Gold		-		2,500		2,500
		122,000		10,500		132,500

Reclamation Bonds:	$				$
PPM Gold		11,566		-		11,566
Willow Creek		17,773		-		17,773
		29,339		-		29,339

Argentite Gold Project
On March 10, 2009, upon paying $2,500, the Company signed a Letter of Intent to enter into an ExplorationAgreement with Option to form a Joint Venture on the Argentite gold property in western Nevada once the gold priceexceeds $1,000 per ounce for more than 25 consecutive business days or after 90 days from the date of signing the Letter of Intent.  On signing the formal agreement, the Company will pay $8,000 and will then undertake a work commitment of $750,000 over a five year period to earn a 51% interest in the property and the project, or up to a 70% interest upon completion of a bankable feasibility study.  In addition, the Company would make annual payments of $10,000 by the first anniversary of the agreement, $15,000 on the second anniversary, $20,000 by the third anniversary and $25,000 by the fourth anniversary, all of which would be creditable against the work commitment.

NOTE 3:                      EQUIPMENT

	March 31, 2009	December 31, 2008

Computer Equipment	$5,579	$5,579
Less: accumulated depreciation	(5,579)	(5,514)
	$0	$65

 PIEDMONT MINING COMPANY, INC.
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009
(unaudited)

NOTE 4:                      DUE TO RELATED PARTIES AND RELATED PARTY TRANSACTIONS

The Board of Directors has authorized a monthly management fee of $14,000 to the Company’s President and CEO. The unpaid portion of the monthly management fees at March 31, 2009 and December 31, 2008 was $189,250 and $147,250, respectively.  Unreimbursed administrative expenses incurred by the President and CEO at March 31, 2009 and December 31, 2008 were $26,778 and $19,066, respectively. The Company reimburses the President for office rent, which totaled $4,800 for the three months ended March 31, 2009 and 2008.  The President had advanced funds to the Company totaling $24,290 as of March 31, 2009, which remain unpaid and have accrued interest at 5% of $423, in accordance with Company policy.

The unpaid portion of exploration costs incurred by the Company’s Vice-President at March 31, 2009 and December 31, 2008 were $31,170 and $28,270, respectively, which includes his compensation of $24,520 and $21,880, respectively, for services relating to the various exploration projects and research and development. The Vice-President had advanced funds to the Company totaling $40,219 as of March 31, 2009, which remain unpaid and have accrued interest at 5% of $1,276, in accordance with Company policy.

The directors receive a fee of $200 per meeting for participating in Board meetings and Compensation and Audit Committee meetings. The Chairmen of these Committees receive $300 per meeting. The unpaid portion of these fees at March 31, 2009 and December 31, 2008 were $1,400.

From time to time, the Company’s officers and directors advance monies to the Company. These loans bear interest at 5% per annum. These loans are unsecured and have no fixed repayment terms. The unpaid balances related to these advances at March 31, 2009 and December 31, 2008 were $64,509 and $17,724, respectively.

No stock options were granted to its officers or directors by the Company for the three months ended March 31, 2009.

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

Common Share Transactions
During the three months ended March 31, 2009, the Company completed the following equity transactions:

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

PIEDMONT MINING COMPANY, INC.
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009
(unaudited)

NOTE 5:                      CAPITAL STOCK (continued)

Common Share Transactions (continued)
In March, 2009, the Company completed a private placement offering of 200,000 Units, consisting of one share of Common Stock and one Common Stock Purchase Warrant at a price of $0.05 per Unit for proceeds of $10,000.  The Warrants are exercisable for a period of two years and entitle the holder to purchase one share of Common Stock for $0.10 per Share.

In March, 2009, the Company issued 500,000 shares of Common Stock with a fair value of $0.05 per share or $25,000, pursuant to a letter agreement, as partial satisfaction of outstanding invoices.

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

No options were granted for the three month period ended March 31, 2009.

Total compensation expense for the three months ended March 31, 2009 was $7,134, which corresponds to the vesting schedule.  As of March 31, 2009, the total compensation expense related to non-vested awards to be recognized in future periods is $16,850.  This expense will be recognized ratably during 2009.

Below is a summary of the stock option activity for the period ended March 31, 2009:
			Weighted
	Number of		Average
	Options		Exercise Price
Total Options		$
Outstanding, December 31, 2007	5,975,000			0.235
Cancelled March 4, 2008	(400,000)			0.200
Granted April 9, 2008	150,000			0.280
Outstanding, December 31, 2008	5,725,000			0.239
Expired	-			-
Granted	-		-	-
Outstanding, March 31, 2009	5,725,000			0.239

Nonvested Options		$
Nonvested options, December 31, 2007	1,150,000			0.11
Granted April 9, 2008	150,000			0.12
Vested	(1,075,000)			0.11
Nonvested options December 31, 2008	225,000			0.11
Vested	(83,333)			0.11
Nonvested options March 31, 2009	141,667			0.11

PIEDMONT MINING COMPANY, INC.
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009
(unaudited)

NOTE 5:                      CAPITAL STOCK (continued)

Stock-Based Compensation and Other Equity Transactions (continued)

The following tables summarize information and terms of the options outstanding and exercisable:
Options Outstanding at March 31, 2009				Options Exercisable at March 31, 2009
		Weighted			Weighted
		Average			Average
		Remaining	Weighted		Remaining	Weighted
Range of	Number	Contractual	Average	Number	Contractual	Average
Exercise Prices	of Shares	Life (in years)	Exercise Price	of Shares	Life (in years)	Exercise Price
$ 0.20 – 0.28	5,725,000	1.98	$ 0.239	5,583,333	1.94	$ 0.232

Options Outstanding at December 31, 2008				Options Exercisable at December 31, 2008
		Weighted			Weighted
		Average			Average
Range of		Remaining	Weighted		Remaining	Weighted
Exercise	Number	Contractual	Average	Number	Contractual	Average
Prices	Of Shares	Life (in years)	Exercise Price	of Shares	Life (in years)	Exercise Price
$ 0.20 – 0.28	5,725,000	2.23	$ 0.239	5,500,000	2.135	$ 0.238

The outstanding and exercisable stock options had no intrinsic value at March 31, 2009.

Common Stock Purchase Warrants
Total outstanding warrants at March 31, 2009 were 10,904,035.  The exercise prices on all warrants range from $0.10 to $0.60 per share. The warrants are exercisable immediately upon issuance and the expiration dates range between two years and five years after the date of issuance.

During the three months ended March 31, 2009, the Company issued warrants relating to unit private placements granting holders the right purchase 425,000 shares of common stock.  The exercise prices on these warrants range from $0.10 to $0.15 per share. The warrants were exercisable immediately upon issuance and the expiration dates are two years after issuance.  The Company estimated the total fair market value of these warrants to be $15,300 at the date of grant, using the BSM pricing model using an expected life of one year, a risk-free interest rate of 4.45% and an expected volatility of 109%.  The fair value of the warrants has been included in capital stock.

The warrants exercisable at March 31, 2009 had no intrinsic value.

A summary of the Company’s stock purchase warrants as of March 31, 2009  is presented below:

	Number of Warrants	Weighted average exercise price	Weighted average remaining life (years)
		$
Balance, December 31, 2008	10,479,035	0.320	1.09
Exercised	-
Expired	-
Issued	425,000	0.112	2.0
Balance, March 31, 2009	10,904,035	0.312	0.7

PIEDMONT MINING COMPANY, INC.
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009
(unaudited)

NOTE 6:                      SUPPLEMENTAL CASH FLOW INFORMATION AND
      NONCASH INVESTING AND FINANCING ACTIVITIES

In March, 2009, the Company issued 500,000 shares of Common Stock with a fair value of $0.05 per share or $25,000, pursuant to a letter agreement as partial satisfaction of outstanding invoices.

	Three months ended March 31, 2009	Three months ended March 31, 2008
	$	$
Interest paid	-	-
Income taxes paid	-	-

Item 2. Management’s Discussion And Analysis Or Plan Of Operation

Forward-Looking Statements and Associated Risks.

Except for statements of historical facts, this report contains forward-looking statements involving risks and uncertainties. You can identify these statements by forward-looking words including “believes,” “considers,” “intends,”  “expects,” “may,” “will,” “should,” “forecast, “ or “anticipates,” or the equivalents of those words or comparable terminology, and by discussions of strategies that involve risks and uncertainties. Forward-looking statements are not guarantees of our future performance or results, and our actual results could differ materially from those anticipated in these forward-looking statements. We wish to caution readers to consider the important factors, among others, that in some cases have affected, and in the future could affect our actual results and could cause actual consolidated results for future fiscal years to differ materially from those expressed in any forward-looking statements made by us or on our behalf. These factors include without limitation, our ability to obtain capital and other financing in the amounts and at the times needed, identification of suitable exploration properties for acquisition, the successful discovery of gold, silver or other precious metals in quantities economically feasible for profitable production, changes in gold and silver prices, changes in the political climate for gold and silver exploration, and other risk factors listed from time to time in our Securities and Exchange Commission reports, including in particular the factors and discussions under the heading “Risk Factors” in the Annual Report on Form 10-K for the year ended December 31, 2008  that was filed with the Securities and Exchange Commission on March 31, 2009.

Overview of Business

We are a North Carolina corporation formed in 1983. From our inception until 1992, we were engaged in the exploration for, and production of, gold and other precious metals and the evaluation of gold properties in North Carolina and South Carolina. From 1983 we were engaged in exploration and from early 1985 until May 1992, we were also engaged in the mining and production of gold and silver at our Haile Mine Property near Kershaw, South Carolina. In May 1992, we entered into a joint venture at our Haile Mine Property with AGI. Our operations ceased at the Haile Mine Property in 1994. We did not again become engaged in exploration activities until 2004, when we relocated our principal place of business to Reno, Nevada. Since October 2003, we have been an exploration stage company engaged in the acquisition and exploration of mineral properties. We have now entered into seven option and earn-in agreements on seven different exploration properties in the state of Nevada. Subject to sufficient funding as further discussed below, our plan is to continue to conduct exploration for gold and silver at each of these properties and at other properties we may enter into agreements on to assess whether they possess economic deposits of gold and/or silver, which can be recovered at a profit. In such event, we do not intend to build an exploration staff, but rather to work with competent exploration groups who can manage the exploration activities with our funding, although in some cases we may conduct exploration on our own using contractors. Furthermore, we do not know whether a commercially viable ore body will be located on any of our mineral claims or leased properties.

We have not generated any revenue since 1992 and have an accumulated deficit of $17,980,992 and an accumulated capital deficit of $756,894 at March 31, 2009.  Historically, we have supported our limited exploration activities through funds received in the private placement of our securities.  We intend to continue to fund our ongoing operations by private placements of our securities.  We believe our continued efforts to sell stock and warrants as well as advances from our management will contribute toward funding our activities until appropriate levels of funding can be arranged and/or revenue can be earned from the properties either through production or sale.  However, the global financial situation of 2008 and 2009 and the instability in the economy and the downturn in the mineral exploration industry have severely restricted our ability to raise equity financing. Accordingly, these conditions cast significant doubt on our ability to continue our exploration activities, particularly if current market conditions continue for a sustained period. If we are unsuccessful in raising adequate financing or seeking alternative sources of cash flow, exploration activity will be postponed until market conditions improve.

Going Concern

The report of our independent auditors in our December 31, 2008 financial statements includes an explanatory paragraph indicating that there is substantial doubt about our ability to continue as a going concern due to recurring losses from operations, an accumulated deficit of $17,804,754 and a working capital deficit of $622,354 at December 31, 2008.  Our ability to continue as a going concern will be determined by our ability to raise adequate funds and conduct one or more successful exploration programs. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Results of Operations
Discussion of Revenues

We have no revenues at this time and have not had any revenues since 1992, because we are an exploration company. We do not anticipate that any revenues will be achieved until we have adequate capital resources and are able to successfully:

●	locate one or more economic mineral deposits which could then be put into production, from which we would then be able to extract gold or silver at a profit; or

●	enter into a joint venture arrangement on one or more of our leased properties.

            Subject to our ability to continue our exploration activities as planned, there is no guarantee that our exploration activities will locate viable gold and/or silver reserves, or if an economic mineral deposit were discovered that we would be able to commence commercial production, or that if we do locate viable mineralization that we would be able to secure the funding necessary to proceed with the mining and production of the ore.  We cannot provide any assurance that we will be able to enter into a joint venture or that any joint venture interfered into by us will result in any income or profit.

Expenses for the Three Month Period ending March 31, 2009 compared to. March 31, 2008

Exploration, geological and geophysical costs decreased by $45,765, or 61.88%, to $28,196 for the three months ended March 31, 2009 as compared to $73,961 for the three months ended March 31, 2008.  The principal reason for this decrease was due to a decrease in exploration activity due to a lack of funding. We discontinued and abandoned our Antelope Ridge/Silver/Gold Project and our Done-Hi-Ho Project in June 2008.

General and administrative costs increased by $21,409, or 60.56%, to $56,763 for the three months ended March 31, 2009 as compared to $35,354 for the three months ended March 31, 2008.  The principal reason for this increase was an increase in required general and administrative activities in the three months ended March 31, 2009.

Management fees decreased by $42,133, or 46.17%, to $49,134 for the three months ended March 31, 2009 as compared to $91,267 for the three months ended March 31, 2008.  The principal reason for this change for the three month period was due to a decrease of $45,633 in recording the expense of vested options.  In addition our fees reflect an  increase of $4,000 in the authorized compensation of the president and a decrease of $500 in directors’ fees.

For the three months ended March 31, 2009, professional fees decreased $13,660, or 24.51%,  to $42,080 as compared to $55,740 for the three months ended March 31, 2008.  This change for the three month period is due to a decrease in legal fees as the Company had not finalized any new agreements or significant transactions for the quarter.

Depreciation expense decreased by $151, or 69.91%, to $65 for the three months ended March 31, 2009 as compared to $216 for the three months ended March 31, 2008.  The principal reason for this change is attributable to equipment becoming fully depreciated.

Liquidity and Financial Condition

Cash and Working Capital

We had an accumulated deficit of $17,804,754 from our inception in 1983 to December 31, 2008, and an accumulated deficit of $17,980,992 at March 31, 2009. We have no contingencies or long-term obligations except for our work commitments described under our seven (7) property agreements for our leased properties. All of these agreements can be terminated by us upon either 30 or 60 days notice.

We had a cash balance of $582 on December 31, 2008 and a cash balance of $511 on March 31, 2009.  For the three months period ending March 31, 2009, we had net cash outflows of $71.

The cash flows used in operations for the three month period ended March 31, 2009 were $17,571 compared with $189,937 for the same period in 2008.  Cash flows used in operations for the three month period ended March 31, 2009 consisted primarily of a net loss of $176,238 including stock based compensation of  $7,134, with changes in working capital assets and liabilities consisting of a net decrease in prepaid expenses of $26,607, an  increase in accounts payable and accrued liabilities of $63,985 and an increase of $60,876 to accrued expenses for amounts unpaid to related parties.

Net cash flows provided by equity financing activities were $20,000 for the three months ended March 31, 2009 compared to $37,490 during the same period in 2008.  The cash flows used in financing activities were $2,500 for the three months ended March 31, 2009 compared to $10,000 during the same period in 2008.

Internal and External Sources of Liquidity

            As discussed above we have a cash balance of $511 and working capital deficit of $756,894 at March 31, 2009.  We do not have sufficient funds to meet our working capital needs at March 31, 2009.  As we have not historically or currently do not have any revenue generating operations during the forthcoming 12 months period, we plan to fund our operations through issuances of Common Stock or Common Stock with warrants.  However, in light of the current economic conditions and the challenges of raising capital in such conditions, there is no guarantee or assurance that we will able to obtain any financing or sufficient financing to support our exploration activities as planned. In the event we are able to obtain any financing, there is also no guarantee or assurance that we will be able to obtain such financings on terms favorable to us.  The Company continues to seek alternative sources of cash flow including a proposed venture relating to a carried interest in one or more oil and gas wells in Tennessee.  From time to time, our President and Vice President have advanced us with unsecured loans at an interest rate of 5% per annum with no fixed repayment terms. The unpaid balances related to such advances at March 31, 2009 was $64,509 compared to $17,724 at December 31, 2008. In the event, we are unable to raise additional capital and we do not receive loans from our Chief Executive Officer and Chief Financial Officer and are not succesful in generating cash flow from our proposed carried interest in one or more oil and gas wells in Tennessee, we may not be able to meet our current obligations and could be required to curtail or terminate some of our planned exploration programs.

Contractual Obligations

At March 31, 2009 we are committed to making certain exploration work expenditures, lease and option payments, and claims maintenance payments on properties over the forthcoming 12 months period as follows.

Bullion Mountain Project:
●
Required work expenditure by November 11, 2006 - $20,000 of which $27,305 has already been expended.  In September, 2007, this agreement was amended and the time for completing the remaining work obligation was extended indefinitely.

●	Claims maintenance: $8,651 has been paid through August 31, 2008.

●	Annual payments: $15,000 has been accrued of which $7,000 is expected to be paid in the next month or so, and an additional $15,000 will be due on November 1, 2009.

Trinity Silver Project:
●	Required work expenditure: $200,000, of which $629,408 has already been expended through March 31, 2009. Further work will depend upon the timing and receipt of additional funds.
●	Claims maintenance: $21,579 has been paid through August 31, 2008 and an additional $7,375 will be due by September 30, 2009.

●	Annual payments: $0.

Pasco Canyon Gold Project:
●
Required work expenditure:  $57,355 has already been completed. Further work postponed pending receipt of drill permit from U.S. Forest Service, which is expected later this year, and the receipt of additional funds.

●	Claims maintenance: $9,416 has been paid through August 31, 2008, and an additional $3,000 will be due in September 2009.

●	Annual payments: $0.

Dutch Flat Gold Project:
●	Required work expenditure: $500,000 by March 31, 2009, of which $543,516 was expended as of March 31, 2009. Further work will depend upon the timing and receipt of additional funds.

●	Claims maintenance; $15,451 has been paid through August 31, 2008, and an additional $14,250 will be due in July 2009.

●	Annual payments: $0.

PPM Gold Project:
●
Required work expenditure for first year; $175,000, of which $142,440 has been expended.  The difference is expected to be expended in the near future.  The timing and amount of additional work will depend upon the timing and amount of funding received.  Both parties wish to continue with the planned exploration program for the property.

●	Current claims maintenance: $28,781 has been paid through August 31, 2008, and an additional $10,125 will be due in September 2009.

●	Annual payments: $0.

Willow Creek Project:
●
Option and Earn-in Agreement was signed Initial signing fee of $10,000 was paid in December, 2007.  A cash advance of $300,000 was deposited for the first year’s exploration costs. In addition, 100,000 common shares were issued in July, 2008 valued at $15,000 in accordance with the Earn-in Agreement. As at March 31, 2009, the cash on deposit was $2,924, and $297,076 of those funds had been expended along with an additional $12,584 for a total expenditure of $309,660, to complete the first year work commitment.  Additional work will depend upon the amount and timing of the receipt of additional funds.
●  Claims Maintenance:  $19,750 will be due in September 2009.

●  Annual Payments:  $10,000 in June 2009.  Also an additional $10,000 at that time to an underlying leaseholder.

Morgan Pass Project:
●
On May 20, 2008, a Letter of Intent was signed on the Morgan Pass Project.  The option and earn in agreement will not be prepared and signed until the property is released into ‘multiple use’ classification by the Bureau of Land Management. Funds of $14,351 have been expended to date.

Argentite Gold Project:.

On March 10, 2009, upon paying $2,500, the Company signed a Letter of Intent to enter into an Exploration Agreement with Option to form a Joint Venture on the Argentite gold property in western Nevada once the gold price exceeds $1,000 per ounce for more than 25 consecutive business days or after 90 days from the date of signing the Letter of Intent.  On signing the formal agreement, the Company will  pay $8,000 and will then undertake a work commitment of $750,000 over a five year period to earn a 51% interest in the property and the project, or up to a 70% interest upon completion of a bankable feasibility study.  In addition, the Company would make annual payments of $10,000 by the first anniversary of the agreement, $15,000 on the second anniversary, $20,000 by the third anniversary and $25,000 by the fourth anniversary, all of which would be creditable against the work commitment. The Option and Earn-in Agreement has not yet been prepared or signed.

All of these property agreements can be terminated on 30 to 60 days advance notice.

Item 3. Quantitative and Qualitative Disclosure About Market Risks

Not Applicable.

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

(B)            Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, except that we have been looking for ways to improve our internal controls by  seeking an outside consultant to help us analyze, re-design and implement improved policies and procedures affecting our business.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk factors

Not Applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended March 31, 2009, the Company completed the following equity transactions:

In January 2009, we issued 125,000 Units, each Unit consisting of one share of Common Stock and one Common Stock Purchase Warrant, at a price of $0.04 per Unit for proceeds of $5,000.  The Warrants are exercisable for a period of two years and entitle the holder to purchase one share of Common Stock for $0.10 per Share.

In March 2009, we issued 100,000 Units, each Unit consisting of one share of Common Stock and one Common Stock Purchase Warrant, at a price of $0.05 per Unit for proceeds of $5,000.  The Warrants are exercisable for a period of two years and entitle the holder to purchase one share of Common Stock for $0.15 per Share.

In March 2009, we issued  200,000 Units, consisting of one share of Common Stock and one Common Stock Purchase Warrant at a price of $0.05 per Unit for proceeds of $10,000.  The Warrants are exercisable for a period of two years and entitle the holder to purchase one share of Common Stock for $0.10 per Share.

In March 2009, we  issued 500,000 shares of Common Stock with a fair value of $0.05 per share or $25,000, as partial satisfaction of outstanding invoices pursuant to a letter agreement dated October 1, 2007, with Columbus Gold (US) Corporation, a Nevada corporation, regarding its Dutch Flat Project.

The issuances of securities  were made in reliance upon the exemptions from registration provided under Section 4(2) and 4(6) of the Securities Act and Rule 506 of Regulation D, promulgated by the SEC under federal securities laws and comparable exemptions for sales to “accredited” investors under state securities laws.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission Of Matters To A Vote Of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No	Description

31.1	Certifications of the Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act.*
31.2	Certifications of the Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act.*
32.1	Certifications of the Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act.*
32.2	Certifications of the Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act.*

____________
*Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned  thereunto duly authorized.

PIEDMONT MINING COMPANY, INC., a North Carolina Corporation
Dated: May 14, 2009	/s/ Robert M. Shields, Jr.
By: Robert M. Shields, Jr. Its: Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)