Form 10-Q
period 2009-06-30
Piedmont Mining Company, Inc.
filed 2009-08-14
CIK 1366826

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2009

 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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
Yes ☒                                No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T ( § 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  No 

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-3 of the Exchange Act.  (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)
Yes ☐                                No ☒

As of August 6, 2009 there were 70,123,643 outstanding shares of the issuer’s common stock.

PIEDMONT MINING COMPANY, INC.

FORM 10-Q INDEX

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

PIEDMONT MINING COMPANY, INC. (An Exploration Stage Company) CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2009 (unaudited)	2008 (audited)
ASSETS	$	$
CURRENT ASSETS
Cash and cash equivalents	276	582
Prepaid expenses and other	4,424	32,431
	4,700	33,013

MINERAL PROPERTIES (Note 3)	142,500	122,000
RECLAMATION BONDS (Note 3)	27,542	29,339
EQUIPMENT (Note 4)	-	65

Total Assets	174,742	184,417

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT) CURRENT LIABILITIES
Accounts payable	433,414	401,438
Due to related parties (Note 5)	373,821	253,929
Total current liabilities	807,235	655,367

STOCKHOLDERS’ EQUITY (DEFICIT)
Capital Stock (Note 6)
Authorized:
50,000,000 Preferred stock $1.00 par value
200,000,000 Common stock no par value
Common stock issued and outstanding:
70,040,310 shares (2008 – 68,615,310)	16,545,145	16,485,145
Additional paid-in capital	865,142	848,659
Deficit accumulated prior to the exploration stage	(12,564,287)	(12,564,287)
Deficit accumulated during exploration stage	(5,478,493)	(5,240,467)
Total stockholders’ equity (deficit)	(632,493)	(470,950)
Total liabilities and stockholders’ equity (deficit)	174,742	184,417

The accompanying notes are an integral part of these financial statements.

PIEDMONT MINING COMPANY, INC.
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF LOSS
(unaudited)

	Three months Ended June 30, 2009		Three months Ended June 30, 2008		Six months Ended June 30, 2009		Six months Ended June 30, 2008		For the Period from January 1, 2002 (Date of Inception of Exploration Stage) to June 30, 2009
	$		$		$		$		$
EXPENSES
Depreciation		-		216		65		432		146,383
Exploration, geological and geophysical costs		1,449		116,981		29,645		190,942		2,282,011
Finance fees		-		-		-				191,200
General and administrative		15,197		91,829		72,461		128,183		882,012
Impairment of mineral properties (Note 4)		-		205,500		-		205,500		205,500
Management fees		51,350		94,850		100,484		185,117		923,372
Professional fees		12,992		50,196		55,072		105,936		832,350

		80,988		559,572		257,727		816,110		5,462,828

LOSS BEFORE OTHER ITEMS		(80,988)		(559,572)		(257,727)		(816,110)		(5,462,828)

OTHER INCOME		19,700		-		19,700		3,198		30,925
L LOSS ON OTHER NON-OPERATING ACTIVITIES		-		-		-		-		(46,590)

NET LOSS		(61,288)		(559,572)		(238,027)		(812,912)		(5,478,493)

BASIC AND DILUTED LOSS PER SHARE		(0.001)		(0.008)		(0.003)		(0.013)
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING, BASIC AND DILUTED		69,765,585		66,816,647		69,305,640		64,295,112

The accompanying notes are an integral part of these financial statements.

PIEDMONT MINING COMPANY, INC.
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
	Six Months Ended June 30,		For the Period from January 1, 2002 (Date of Inception of Exploration Stage) to June 30,
	2009	2008	2009

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	(238,027)	(812,912)	(5,478,493)
Adjustments to reconcile net loss to net cash from operating activities:
Stock issued as finance fees	-	-	100,000
Warrants issued as finance fees	-	-	92,100
Mineral property impairments	-	205,500	205,500
Stock based compensation	16,484	102,517	401,968
Depreciation	65	432	146,383
Gain (loss) on other non-operating activities	-	-	(21,000)
Changes in operating assets and liabilities:
Prepaid expenses and other	28,007	(223,547)	(1,475)
Due to related parties	119,892	3,932	276,808
Accounts payable	38,976	(20,654)	483,965
NET CASH FLOWS USED IN OPERATING ACTIVITIES	(34,603)	(744,732)	(3,794,244)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of shares for cash, net of issuance costs	35,000	650,450	3,704,174
Convertible notes	-	-	291,145
NET CASH FLOWS FROM FINANCING ACTIVITIES	35,000	650,450	3,995,319

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	-		(5,579)
Proceeds from non-operating activities	-	-	97,125
Reclamation bonds refund	1,797	(29,339)	1,797
Mineral property costs	(2,500)	(30,000)	(294,839)
NET CASH FLOWS USED IN INVESTING ACTIVITIES	(703)	(59,339)	(219,496)

DECREASE IN CASH	(306)	(153,621)	(421)

CASH, BEGINNING	582	165,877	697

CASH, ENDING	276	12,256	276

SUPPLEMENTAL CASH FLOW INFORMATION AND NON-CASH INVESTING AND FINANCING ACTIVITIES (Note 7)

The accompanying notes are an integral part of these financial statements

PIEDMONT MINING COMPANY, INC.
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009
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

The Company is in the exploration stage and to date has not yet generated any net revenues or cash flow from its activities. The Company has a history of losses and has a working capital deficit of $802,535 and an accumulated deficit of $18,042,780 at June 30, 2009.  The Company is dependent on raising further capital to fund ongoing losses and expenditures for its exploration programs. In the current market conditions there is uncertainty that the necessary funding will be obtained as needed, raising substantial doubt as to the ability of the Company to continue operating as a going concern. These financial statements do not reflect any adjustments to the carrying values of assets that might result from the outcome of this uncertainty.

The Company plans to fund its ongoing operations by way of private placements of its securities.  Management believes continued  efforts to sell stock and warrants as well as advances from management will contribute toward funding the Company’s activities until appropriate levels of funding can be arranged and/or revenue can be earned from the properties either through production or sale.  The global financial situation in 2008 and 2009 and the ensuing downturn in the economy and in the mineral exploration industry have severely restricted the ability of junior resource companies to raise capital. These conditions cast significant doubt on the Company’s ability to continue its exploration activities, particularly if current market conditions continue for a sustained period. If the Company is unsuccessful in raising adequate financing, exploration activity will be postponed until market conditions improve.

Unaudited Interim Financial Statements
The accompanying unaudited interim consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. They may not include all information and footnotes required by United States generally accepted accounting principles for complete financial statement disclosure. However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended December 31, 2008, included in the Company’s Form 10-K filed with the Securities and Exchange Commission on March 31, 2009. The unaudited interim consolidated financial statements should be read in conjunction with those financial statements included in the Form 10-K. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the six months ended June 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.

PIEDMONT MINING COMPANY, INC.
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009
(unaudited)

 NOTE 2:                      RECENT ACCOUNTING PRONOUNCEMENTS

In April 2009, the FASB issued FSP SFAS 157-4 which provides additional guidance for estimating fair value in accordance with SFAS 157, “Fair Value Measure In April 2009, the FASB issued FSP SFAS 157-4 which provides additional guidance for estimating fair value in accordance with SFAS 157, “Fair Value Measurements”, when the volume and level of activity for the asset or liability have significantly decreased. FSP SFAS 157-4 also includes guidance on identifying circumstances that indicate a transaction is not orderly. FSP SFAS 157-4 requires the disclosure of the inputs and valuation technique(s) used to measurements”, when the volume and level of activity for the asset or liability have significantly decreased. FSP SFAS 157-4 also includes guidance on identifying circumstances that indicate a transaction is not orderly. FSP SFAS 157-4 requires the disclosure of the inputs and valuation technique(s) used to measure fair value and a discussion of changes in valuation techniques and related inputs, if any, during the period. The adoption of this statement did not have a material impact on the Company’s results of operations and financial position.

In June 2009, the FASB issued FAS No. 165 “Subsequent Events” (“FAS 165”). FAS 165 requires companies to recognize in the financial statements the effects of subsequent events that provide additional evidence about conditions that existed at the date of the balance sheet, including the estimates inherent in the process of preparing financial statements. An entity shall disclose the date through which subsequent events have been evaluated, as well as whether that date is the date the financial statements were issued.  Companies are not permitted to recognize subsequent events that provide evidence about conditions that did not exist at the date of the balance sheet but arose after the balance sheet date and before financial statements are issued. Some non recognized subsequent events must be disclosed to keep the financial statements from being misleading.  For such events a company must disclose the nature of the event, an estimate of its financial effect, or a statement that such an estimate cannot be made. This Statement applies prospectively for interim or annual financial periods ending after June 15, 2009. The adoption of FAS 165 is not expected to have a material impact on the Company’s results of operations and financial position.

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162 (“SFAS 168”). Upon its adoption, the FASB Accounting Standards Codification (the “Codification”) will become the source of authoritative GAAP recognized by the FASB to be applied to nongovernmental entities. On the effective dateof SFAS 168, the Codification will supersede all then-existing non-SEC accounting and reporting standards. Following SFAS 168, the FASB will not issue new accounting standards in the form of FASB Statements, FASB Staff Positions, or Emerging Issues Task Force abstracts. SFAS 168will also modify the existing hierarchy of GAAP to include only two levels — authoritative and non-authoritative. SFAS 168 will be effective for financial statements issued for interim and annual periods ending after September 15, 2009, and early adoption is not permitted. The Company does not believe that the adoption of this standard will have a material impact on its financial position, results of operations or cash flows.

 NOTE 3:                      MINERAL PROPERTIES

The Company has entered into various property agreements. A summary of capitalized costs is as follows:
	Balance as at December 31, 2008	Transactions during the period	Balance as at June 30, 2009
	$	$	$
Argentite Gold		2,500	2,500
Bullion Mountain	27,000	8,000	35,000
Dutch Flat	35,000	-	35,000
Pasco Canyon	10,000	-	10,000
PPM Gold	25,000	-	25,000
Trinity Silver	10,000	-	10,000
Willow Creek	15,000	10,000	25,000
	122,000	20,500	142,500

PIEDMONT MINING COMPANY, INC.
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009
(unaudited)

 NOTE 3:                      MINERAL PROPERTIES (continued)

	Balance as at December 31, 2008	Transactions during the period	Balance as at June 30, 2009

Reclamation Bonds:
PPM Gold	11,566	-	11,566
Willow Creek	17,773	(1,797)	15,976
	29,339	(1,797)	27,542

Argentite Gold Project
On March 10, 2009, upon paying $2,500, the Company signed a Letter of Intent to enter into an Exploration Agreement with Option to form Joint Venture on the Argentite gold property in western Nevada once the gold price exceeds $1,000 per ounce for more than 25 consecutive business days or after 90 days from the date of signing the Letter of Intent.  On signing the formal agreement, the Company would pay $8,000 and then undertake a work commitment of $750,000 over a five year period to earn a 51% interest in the property and the project, or up to a 70% interest upon completion of a bankable feasibility study.  In addition, the Company would make annual payments of $10,000 by the first anniversary of the agreement, $15,000 on the second anniversary, $20,000 by the third anniversary and $25,000 by the fourth anniversary, all of which would be creditable against the work commitment.

 NOTE 4                       EQUIPMENT

	June 30, 2009	December 31, 2008

Computer Equipment	$5,579	$5,579
Less: accumulated depreciation	(5,579)	(5,514)
	$0	$65

 NOTE 5:                      DUE TO RELATED PARTIES AND RELATED PARTY TRANSACTIONS

The Board of Directors has authorized a monthly management fee of $14,000 to the Company’s President and CEO. The unpaid portion of the monthly management fees at June 30, 2009 and December 31, 2008 was $231,250 and $147,250, respectively.  Unreimbursed administrative expenses incurred by the President and CEO at June 30, 2009 and December 31, 2008 were $33,655 and $19,066, respectively. The Company reimburses the President for office rent, which totaled $9,600 for the six months ended June 30, 2009 and 2008

The President had advanced funds to the Company totaling $32,890 as of June 30, 2009, which remain unpaid and have accrued interest at 5% of $830, in accordance with Company policy.

PIEDMONT MINING COMPANY, INC.
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009
(unaudited)

 NOTE 5:                      DUE TO RELATED PARTIES AND RELATED PARTY TRANSACTIONS(continued)

The unpaid portion of exploration costs incurred by the Company’s Vice-President at June 30, 2009 and December 31, 2008 were $22,567 and $28,270, respectively, which includes his compensation of $24,940 and $21,880, respectively, for services relating to the various exploration projects and research and development. The Vice-President had incurred expenses on behalf of the Company totaling $9,232 as of June 30, 2009, which remain unpaid.

The directors receive a fee of $200 per meeting for participating in Board meetings and Compensation and Audit Committee meetings. The Chairmen of these Committees receive $300 per meeting. The unpaid portion of these fees at June 30, 2009 and December 31, 2008 were $1,400.

From time to time, the Company’s officers and directors advance monies to the Company. These loans bear interest at 5% per annum. These loans are unsecured and have no fixed repayment terms. The unpaid balances including interest related to these advances at June 30, 2009 and December 31, 2008 were $75,717 and $17,724, respectively.

No stock options were granted to its officers or directors by the Company for the six months ended June 30, 2009.

All related party transactions involving the provision of services or transfer of tangible assets in the normal course of business were recorded at the exchange amount, which is the value established and agreed to by the related parties reflecting arms length consideration payable for similar services or transfers.  (Other related party transactions are disclosed in Note 6.)

 NOTE 6:                      CAPITAL STOCK

Share Capital
The Company’s capitalization is 50,000,000 authorized preferred shares with a par value of $1.00 per share and 200,000,000 common shares with no par value.

Common Share Transactions
During the six months ended June 30, 2009, the Company completed the following equity transactions:

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

In March, 2009, the Company completed a private placement offering of 200,000 Units, consisting of one share of Common Stock and one Common Stock Purchase Warrant at a price of $0.05 per Unit for proceeds of $10,000.  The Warrants are exercisable for a period of two years and entitle the holder to purchase one share of Common Stock for $0.10 per Share

PIEDMONT MINING COMPANY, INC.
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009
(unaudited)

 NOTE 6:                      CAPITAL STOCK (continued)

Common Share Transactions (continued)
In March, 2009, the Company issued 500,000 shares of Common Stock with a fair value of $0.05 per share or $25,000, pursuant to a letter agreement, as partial satisfaction of outstanding debt.

In May, 2009, the Company completed a private placement offering of 500,000 Units, consisting of one share of Common Stock and one Common Stock Purchase Warrant at a price of $0.03 per Unit for proceeds of $15,000.  The Warrants are exercisable for a period of three years and entitle the holder to purchase one share of Common Stock for $0.05 per Share.

Stock-Based Compensation and Other Equity Transactions
The Company does not have a stock-based compensation plan.  The Company’s Compensation Committee makes recommendations to the Board of Directors for the granting of awards of stock options to its officers and directors on a case-by-case basis.

Total compensation expense for the six months ended June 30, 2009 was $16,484, which corresponds to the vesting schedule of two to three years.  As of June 30, 2009, the total compensation expense related to non-vested awards to be recognized in future periods is $7,500.  This expense will be recognized ratably during 2009. Below is a summary of the stock option activity for the six months ended June 30, 2009:
		Weighted
	Number of	Average
	Options	Exercise Price
Total Options		$
Outstanding, December 31, 2007	5,975,000	0.235
Cancelled March 4, 2008	(400,000)	0.200
Granted April 9, 2008	150,000	0.280
Outstanding, December 31, 2008	5,725,000	0.239
Expired	-	-
Granted	-	-
Outstanding, June 30, 2009	5,725,000	0.239
Nonvested Options		$
Nonvested options, December 31, 2007	1,150,000	0.11
Granted April 9, 2008	150,000	0.12
Vested	(1,075,000)	0.11
Nonvested options December 31, 2008	225,000	0.11
Vested	(158,333)	0.11
Nonvested options June 30, 2009	66,667	0.25

The following tables summarize information and terms of the options outstanding and exercisable:
Options Outstanding at June 30, 2009				Options Exercisable at June 30, 2009
		Weighted			Weighted
		Average			Average
		Remaining	Weighted		Remaining	Weighted
Range of	Number	Contractual	Average	Number	Contractual	Average
Exercise Prices	of Shares	Life (in years)	Exercise Price	of Shares	Life (in years)	Exercise Price
$ 0.20 – 0.28	5,725,000	1.73	$ 0.239	5,658,333	1.72	$ 0.236

PIEDMONT MINING COMPANY, INC.
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009
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

The outstanding and exercisable stock options had no intrinsic value at June 30, 2009.

Common Stock Purchase Warrants
Total outstanding warrants at June 30, 2009 were 8,591,535.  The exercise prices on all warrants range from $0.05 to $0.60 per share. The warrants are exercisable immediately upon issuance and the expiration dates range between two years and five years after the date of issuance.

During the six months ended June 30, 2009, the Company issued warrants relating to unit private placements granting holders the right to purchase 925,000 shares of common stock.  The exercise prices on these warrants range from $0.05 to $0.15 per share. The warrants were exercisable immediately upon issuance and the expiration dates are two and three years after issuance.  The Company estimated the total fair market value of these warrants to be $13,900 at the date of grant, using the BSM pricing model using an expected life of one year, a risk-free interest rate of 4.45% and an expected volatility of 109%.  The fair value of the warrants has been included in capital stock.

The warrants exercisable at June 30, 2009 had no intrinsic value.

A summary of the Company’s stock purchase warrants as of June 30, 2009  is presented below:

	Number of Warrants	Weighted average exercise price	Weighted average remaining life (years)
		$
Balance, December 31, 2008	10,479,035	0.320	1.09
Exercised	-
Expired	(2,812,500)
Issued	925,000	0.078	1.96
Balance, June 30, 2009	8,591,535	0.333	0.76

 NOTE 7:                      SUPPLEMENTAL CASH FLOW INFORMATION AND NONCASH INVESTING AND FINANCING ACTIVITIES

In March, 2009, the Company issued 500,000 shares of Common Stock with a fair value of $0.05 per share or $25,000, pursuant to a letter agreement as partial satisfaction of outstanding debt.
	Six months ended June 30, 2009	Six months ended June 30, 2008
	$	$
Interest paid	-	-
Income taxes paid	-	-

PIEDMONT MINING COMPANY, INC.
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009
(unaudited)

 NOTE 8:                      SUBSEQUENT EVENTS:

In July, 2009, the Company completed a private placement offering of 83,333 Units, consisting of one share of Common Stock and one Common Stock Purchase Warrant at a price of $0.06 per Unit for proceeds of $5,000.  The Warrants are exercisable for a period of two years and entitle the holder to purchase one share of Common Stock for $0.10 per Share.

In July, 2009, the Company was granted a 10.5% undivided working interest in an oil well in Tennessee.

Item 2. Management’s Discussion And Analysis Or Plan Of Operations

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

Expenses for the Six Month Period ending June 30, 2009 vs. June 30, 2008
Expenses for the Three Month Period ending June 30, 2009 vs. June 30, 2008

Exploration, geological and geophysical costs decreased by $115,532, or (98.76%) to $1,449 for the three months ended June 30, 2009 as compared to $116,981 for the three months ended June 30, 2008.  The principal reason for this decrease was due to a decrease in exploration activity due to a lack of funding.

Exploration, geological and geophysical costs decreased by $161,297, or (84.47%) to $29,645 for the six months ended June 30, 2009 as compared to $190,942 for the six months ended June 30, 2008.  The principal reason for this decrease was due to a decrease in exploration activity due to a lack of funding.

Management fees decreased by $43,500, or (45.86%), to $51,350 for the three months ended June 30, 2009 as compared to $94,850 for the three months ended June 30, 2008.  The principal reason for this change for the three month period was due to a decrease of $40,400 in recording the expense of vested options and a decrease of $2,100 in directors’ fees.

Management fees decreased by $84,633, or (45.72%), to $100,484 for the six months ended June 30, 2009 as compared to $185,117 for the six months ended June 30, 2008.  The principal reason for this change for the six month period was due to a decrease of $86,033 in recording the expense of vested options, a decrease of $2,600 in directors’ fees and an increase of $4,000 in the monthly fees paid to the president.

For the three months ended June 30, 2009, professional fees decreased $37,204, or (74.12%),  to $12,992 as compared to $50,196 for the three months ended June 30, 2008.  This change for the three month period is due to a decrease in legal fees of $34,475 as the Company had not finalized any new agreements for the quarter and a decrease in accounting fees of $2,729 due to increased efficiencies ..

For the six months ended June 30, 2009, professional fees decreased $50,864, or (48.01%),  to $55,072 as compared to $105,936 for the six months ended June 30, 2008.  This change for the six month period is due to a decrease in legal fees of $48,955 as the Company had not finalized any new agreements for the quarter and a decrease in accounting fees of $1,909 due to increased efficiencies.

Depreciation expense decreased by $216, or (100%), to $0 for the three months ended June 30, 2009 as compared to $216 for the three months ended June 30, 2008.  The principal reason for this change is attributable to equipment becoming fully depreciated.

Depreciation expense decreased by $367, or (84.95%), to $65 for the six months ended June 30, 2009 as compared to $432 for the six months ended June 30, 2008.  The principal reason for this change is attributable to equipment becoming fully depreciated

Liquidity and Financial Condition

Cash and Working Capital

We had an accumulated deficit of ($17,804,754) from our inception in 1983 to December 31, 2008, and an accumulated deficit of ($18,042,780) at June 30, 2009.  We had a working capital deficit of $802,535 at June 30, 2009.  We have no contingencies or long-term obligations except for our work commitments described under our seven (7) property agreements on our leased properties. All of these agreements can be terminated by us upon either 30 or 60 days notice.

We had a cash balance of $582 on December 31, 2008 and a cash balance of $276 on June 30, 2009.  For the six months period ending June 30, 2009, we had net cash outflows of $306.

The cash flows used in operations for the six month period ended June 30, 2009 were $34,603 compared with $744,732 for the same period in 2008.  Cash flows used in operations for the six month period ended June 30, 2009 consisted primarily of a net loss of $238,027 including stock based compensation of  $16,484, with changes in working capital assets and liabilities consisting of a net decrease in prepaid expenses of $28,007, an  increase in accounts payable and accrued liabilities of $38,976 and an increase of $119,892 to accrued expenses for amounts unpaid to related parties..

Net cash flows provided by equity financing activities were $35,000 versus $650,450 during the same period in 2008.

Internal and External Sources of Liquidity

During the forthcoming 12 month period, we plan to fund our operations through issuances of Common Stock or Common Stock with warrants, by advances from management and from cash flow provided by interests in oil and gas wells.  However, there is no guarantee or assurance that this will be achieved. In the event, we are unable to raise additional capital, we may not be able to meet our obligations and may be required to curtail or terminate some of our planned exploration programs

Contractual Obligations

We have no commitments for capital expenditures.

We do not engage in hedging transactions and we have no hedged mineral resources.

At June 30, 2009 we are committed to making certain exploration work expenditures, lease and option payments, and claims maintenance payments on properties as follows.

Bullion Mountain Gold Project:

•
Required work expenditure by November 11, 2006:  $20,000 of which $27,305 has already been expended.  In September, 2007, this agreement was amended and the time for completing the remaining work obligation was extended indefinitely.

•	Claims maintenance: $8,651 has been paid through August 31, 2008. $2,940 to be paid by September 1, 2009

•	Annual payments: $15,000 has been accrued, of which $3,000 has been paid. An additional $15,000 will be due on November 1, 2009.

Trinity Silver Project:

•
Required work expenditure: $800,000, of which $629,408 was expended through June 30, 2009.  The remaining approximately $370,000 to be completed by September 2009.  Further work will depend upon the timing and receipt of additional funds.

•	Claims maintenance: $21,579 has been paid through August 31, 2008. $8,260 due by September 30, 2009.

•	Annual payments: $0.

Pasco Canyon Gold Project:

•	Required work expenditure: $57,355 has already been completed. Further work postponed pending receipt of drill permit from U.S. Forest Service, and the receipt of additional funds.

•	Claims maintenance: $9,416 has been paid through August 31, 2008. $3,360 due by September 1, 2009.

•	Annual payments; $0.

Dutch Flat Gold Project:

•	Required work expenditure: $500,000 by March 31, 2009, of which $543,516 was expended as of June 30, 2009. Further work will depend upon the timing and receipt of additional funds.

•	Claims maintenance; $15,451 has been paid through August 31, 2008. $15,960 due by August 20, 2009.

•	Annual payments; $0.

PPM Gold Project:

•
Required work expenditure for first year; $175,000, of which $142,702 has been expended.  The difference is expected to be expended in the near future.  The timing and amount of additional work will depend upon the timing and amount of funding received.  Both parties wish to continue with the planned exploration program for the property.

•	Claims maintenance: $28,781 has been paid through August 31, 2008. $6,860 due by September 1, 2009.

•	Annual payments; $0.

Willow Creek Gold Project:

•
Option and Earn-in Agreement was signed. Initial signing fee of $10,000 was paid in December, 2007.  A cash advance of $300,000 was deposited for the first year’s exploration costs. In addition, 100,000 common shares were issued in July, 2008 valued at $15,000 in accordance with the Option and Earn-in Agreement. As at June 30, 2009, the cash on deposit was $2,424, and $297,576 of those funds had been expended along with an additional $12,584 for a total expenditure of $308,363, including a refund of $1,797 on the reclamation bond, to complete the first year work commitment.  Additional work will depend upon the amount and timing of the receipt of additional funds.

•	Claims Maintenance: $22,120 will be due by September 1, 2009, of which $5,460 has been paid.

•	Annual Payments: $10,000 on each anniversary of the agreement of which $10,000 was due in June, 2009, and has been accrued.

Morgan Pass Gold Project:

•
On May 20, 2008, a Letter of Intent was signed on the Morgan Pass Project.  The option and earn in agreement will not be prepared and signed until the property is released into ‘multiple use’ classification by the Bureau of Land Management. Funds of $14,351 have been expended to date.   Claims maintenance fees of $3,080 due by September 1, 2009.

Argentite Gold Project:

•
On March 10, 2009, upon paying $2,500, the Company signed a Letter of Intent to enter into an Exploration Agreement with Option to form Joint Venture on the Argentite gold property in western Nevada once the gold price exceeds $1,000 per ounce for more than 25 consecutive business days or after 90 days from the date of signing the Letter of Intent.  On signing the formal agreement, the Company will pay $8,000 and will then undertake a work commitment of $750,000 over a five year period to earn a 51% interest in the property and the project, or up to a 70% interest upon completion of a bankable feasibility study.  In addition, the Company would make annual payments of $10,000 by the first anniversary of the agreement, $15,000 on the second anniversary, $20,000 by the third anniversary and $25,000 by the fourth anniversary, all of which would be creditable against the work commitment. The Option and Earn-in Agreement has not yet been prepared or signed.  Claims maintenance fees of $1,120 due by September 1, 2009.

All of these property agreements can be terminated on 30 to 60 days advance notice

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

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based upon and as of the date of that evaluation, our principal executive officer and financial officers concluded that there were material weaknesses in our internal controls, including those which relate to the review, approval and reconciliation of accounting data and entries. Accordingly, we believe that our disclosure controls and procedures were ineffective as of the end of the period covered by this quarterly report.  We are addressing these issues by reviewing and revising our internal accounting policies and procedures.

(B)           Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, except that we continue to look for ways to improve our internal controls.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

To the best knowledge of management, there are no material legal proceedings pending against the Company.

Item 1A. Risk factors

Not Applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In May, 2009, the Company completed a private placement offering of 500,000 Units, consisting of one share of Common Stock and one Common Stock Purchase Warrant at a price of $0.03 per Unit for proceeds of $15,000.  The Warrants are exercisable for a period of three years and entitle the holder to purchase one share of Common Stock for $0.05 per Share.

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission Of Matters To A Vote Of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Description
33131.1	Certification Pursuant to Section 302*
33232.1	Certification Pursuant to 18 U.S.C. Section 1350*
________________
*Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PIEDMONT MINING COMPANY, INC., a North Carolina Corporation
Dated: August 13, 2009	/s/ Robert M. Shields, Jr.
By: Robert M. Shields, Jr. Its: Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)