Form 10-Q
period 2009-09-30
Piedmont Mining Company, Inc.
filed 2009-11-16
CIK 1366826

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September  30, 2009

 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____.

Commission File No.  001-34075

PIEDMONT MINING COMPANY, INC.
(Exact Name of Registrant as Specified in Its Charter)

North Carolina	56-1378516
(State or Other Jurisdiction Of Incorporation or Organization)	(I.R.S. Employer Identification Number)

18124 Wedge Parkway, Suite 214 Reno, Nevada	89511
(Address of Principal Executive Offices)	(Zip Code)

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
Yes ☐                      No ☒

As of November  12, 2009 there were 70,123,643 outstanding shares of the issuer’s common stock.

PIEDMONT MINING COMPANY, INC.

FORM 10-Q INDEX

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

PIEDMONT MINING COMPANY, INC. (An Exploration Stage Company) CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2009 (unaudited)	2008 (audited)
ASSETS	$	$
CURRENT ASSETS
Cash	1,812	582
Prepaid expenses and other	2,366	32,431
Accounts receivable	1,778	-
	5,956	33,013

MINERAL PROPERTIES (Note 4)	107,500	122,000
RECLAMATION BONDS (Note 4)	27,542	29,339
INTEREST IN OIL LEASES (Note 3)	2	-
EQUIPMENT (Note 5)	-	65

Total Assets	141,000	184,417

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT) CURRENT LIABILITIES
Accounts payable	428,248	401,438
Due to related parties (Note 6)	484,844	253,929
Total current liabilities	913,092	655,367

STOCKHOLDERS’ EQUITY (DEFICIT)
Capital Stock (Note 7)
Authorized:
50,000,000 Preferred stock $1.00 par value
200,000,000 Common stock no par value
Common stock issued and outstanding:
70,123,643 shares (2008 – 68,615,310)	16,550,144	16,485,145
Additional paid-in capital	872,643	848,659
Deficit accumulated prior to the exploration stage	(12,564,287)	(12,564,287)
Deficit accumulated during exploration stage	(5,630,592)	(5,240,467)
Total stockholders’ equity (deficit)	(772,092)	(470,950)

Total liabilities and stockholders’ equity (deficit)	141,000	184,417

The accompanying notes are an integral part of these financial statements.

PIEDMONT MINING COMPANY, INC.
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF LOSS
(unaudited)
	Three months Ended September 30, 2009	Three months Ended September 30, 2008	Nine months Ended September 30, 2009	Nine months Ended September 30, 2008	For the Period from January 1, 2002 (Date of Inception of Exploration Stage) to September 30, 2009
	$	$	$	$	$
REVENUE
Oil revenue (Note 3)	3,233	-	3,233	-	3,233

EXPENSES
Depreciation	-	216	65	648	146,383
Exploration, geological and geophysical costs	56,488	36,626	86,133	433,069	2,338,499
Finance fees	-	100,000	-	100,000	191,200
General and administrative	14,718	54,664	87,179	181,847	896,730
Impairment of mineral properties (Note 4)	25,000	205,500	25,000	205,500	230,500
Management fees	49,500	49,500	149,984	235,617	972,872
Professional fees	9,626	43,330	64,698	149,265	841,976

	155,332	489,836	413,059	1,305,946	5,618,160

LOSS BEFORE OTHER ITEMS	(152,099)	(489,836)	(409,826)	(1,305,946)	(5,614,927)

INTEREST AND OTHER INCOME		-	19,700	3,198	30,925
LOSS ON OTHER NON-OPERATING ACTIVITIES	-	-	-	-	(46,590)

NET LOSS FOR THE PERIOD	(152,099)	(489,836)	(390,126)	(1,302,748)	(5,630,592)

BASIC AND DILUTED LOSS PER SHARE	(0.002)	(0.007)	(0.006)	(0.020)

WEIGHTED AVERAGE COMMONSHARES OUTSTANDING, BASIC AND DILUTED	69,617,302	67,920,382	68,952,978	65,484,769

The accompanying notes are an integral part of these financial statements.

PIEDMONT MINING COMPANY, INC.
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
	Nine Months Ended September 30,		For the Period from January 1, 2002 (Date of Inception of Exploration Stage) to September 30,
	2009	2008	2009
	$	$	$
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	(390,126)	(1,302,748)	(5,640,592)
Adjustments to reconcile net loss to net cash from operating activities:
Stock issued as finance fees	-	100,000	100,000
Warrants issued as finance fees	-	-	92,100
Mineral property impairments	25,000	205,500	230,500
Stock based compensation	23,984	110,017	409,468
Depreciation	65	648	146,383
Loss on other non-operating activities	-	-	(21,000)
Changes in operating assets and liabilities:
Accounts receivable	(1,778)	-	(1,778)
Prepaid expenses and other	30,065	(47,247)	583
Due to related parties	230,911	118,113	387,827
Accounts payable	43,812	60,095	498,801
NET CASH FLOWS USED IN OPERATING ACTIVITIES	(38,067)	(755,622)	(3,797,708)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of shares for cash, net of issuance costs	40,000	650,450	3,709,174
Convertible notes	-	-	291,145
NET CASH FLOWS FROM FINANCING ACTIVITIES	40,000	650,450	4,000,319
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	-		(5,579)
Proceeds from non-operating activities	-	-	97,125
Reclamation bonds	1,797	(29,339)	(27,542)
Mineral property costs	(2,500)	(30,000)	(265,500)
NET CASH FLOWS USED IN INVESTING ACTIVITIES	(703)	(59,339)	(201,496)

INCREASE (DECREASE) IN CASH	1,230	(164,511)	1,115
CASH, BEGINNING	582	165,877	697

CASH, ENDING	1,812	1,366	1,812

SUPPLEMENTAL CASH FLOW INFORMATION AND NON-CASH INVESTING AND FINANCING ACTIVITIES (Note 8)

The accompanying notes are an integral part of these financial statements

PIEDMONT MINING COMPANY, INC. (An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009
(unaudited)

NOTE 1:   NATURE OF OPERATIONS

Piedmont Mining Company, Inc. (the “Company”) was formed in 1983 under the laws of the State of North Carolina, USA, and is currently in the exploration stage. The Company is primarily involved in the acquisition and exploration of mineral properties. Under Statement of Financial Accounting Standards No. 7 (SFAS) Accounting and Reporting by Development Stage Enterprises, the Company re-established itself as an exploration stage company in 2002 and began reporting under exploration stage guidelines.

The Company’s focus for the foreseeable future will be on the exploration of its properties.  Since April 2005, the Company has entered into exploration agreements for the purpose of exploring for economic deposits of gold and silver in the State of Nevada.

Going Concern
These financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America with the on-going assumption applicable to a going concern which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.

The Company is in the exploration stage and to date has not yet generated any significant net revenues or cash flow from its exploration activities.  The Company has a history of losses and has a working capital deficit of $917,134 and an accumulated deficit of $18,178,879 at September 30, 2009.  The Company is dependent on raising further capital to fund ongoing losses and expenditures for its exploration programs. In the current market conditions there is uncertainty that the necessary funding will be obtained as needed, raising substantial doubt as to the ability of the Company to continue operating as a going concern. These financial statements do not reflect any adjustments to the carrying values of assets that might result from the outcome of this uncertainty.

The Company plans to fund its ongoing operations by way of private placements of its securities, cash flow from interests in producing oil wells and advances from management.  Management believes continued  efforts to sell stock and warrants as well as advances from management will contribute toward funding the Company’s activities until appropriate levels of funding can be arranged and/or revenue can be earned from the properties either through production or sale.  The global financial situation in 2008 and 2009 and the ensuing downturn in the economy and in the mineral exploration industry have severely restricted the ability of junior resource companies to raise capital. If the Company is unsuccessful in raising adequate financing, exploration activity will be postponed until market conditions improve.

Unaudited Interim Financial Statements
The accompanying unaudited interim consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. They may not include all information and footnotes required by United States generally accepted accounting principles for complete financial statement disclosure. However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended December 31, 2008, included in the Company’s Form 10-K filed with the Securities and Exchange Commission on March 31, 2009. The unaudited interim consolidated financial statements should be read in conjunction with those financial statements included in the Form 10-K. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the nine months ended September 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.

Subsequent Events
We evaluated events occurring between the end of our fiscal quarter, September 30, 2009 and November 13, 2009, when the financial statements were issued.

PIEDMONT MINING COMPANY, INC.
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009
(unaudited)

NOTE 2:   RECENT ACCOUNTING PRONOUNCEMENTS

Recently Adopted Accounting Guidance
In April 2009, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance which provides additional guidance for estimating fair value when the volume and level of activity for the asset or liability have significantly decreased. This also includes guidance on identifying circumstances that indicate a transaction is not orderly. This requires the disclosure of the inputs and valuation technique(s) used to measure fair value and a discussion of changes in valuation techniques and related inputs, if any, during the period. The adoption of this statement did not have a material impact on the Company’s results of operations and financial position.

In June 2009, the FASB issued guidance on Subsequent Events. This requires companies to recognize in the financial statements the effects of subsequent events that provide additional evidence about conditions that existed at the date of the balance sheet, including the estimates inherent in the process of preparing financial statements. An entity shall disclose the date through which subsequent events have been evaluated, as well as whether that date is the date the financial statements were issued.  Companies are not permitted to recognize subsequent events that provide evidence about conditions that did not exist at the date of the balance sheet but arose after the balance sheet date and before financial statements are issued. Some non recognized subsequent events must be disclosed to keep the financial statements from being misleading.  For such events a company must disclose the nature of the event, an estimate of its financial effect, or a statement that such an estimate cannot be made. This Statement applies prospectively for interim or annual financial periods ending after June 15, 2009. The adoption of this guidance did not have a material impact on the Company’s results of operations and financial position.

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162 (“SFAS 168”).  Upon its adoption, the FASB Accounting Standards Codification (the “Codification”) will become the source of authoritative GAAP recognized by the FASB to be applied to nongovernment entities.  On the effective date of SFAS 168, the Codification will supersede all then-existing non-SEC accounting and reporting standards.  Following SFAS 168, the FASB will not issue new accounting standards in the form of FASB Statements, FASB Staff Positions, or Emerging Issues Task Force abstracts.  SFAS 168 will also modify the existing hierarchy of GAAP to include only two levels – authoritative and non-authoritative.  SFAS 168 will be effective for financial statements issued for interim and annual periods ending after September 15, 2009, and early adoption is not permitted.  The adoption of the Codification did not have a material impact on financial position, results of operations or cash flows.

Recent Accounting Guidance Not Yet Adopted
In June 2009, the FASB issued authoritative guidance on the consolidation of variable interest entities, which is effective for the Company beginning January 1, 2010. The new guidance requires revised evaluations of whether entities represent variable interest entities, ongoing assessments of control over such entities, and additional disclosures for variable interests. We believe adoption of this new guidance will not have a material impact on our financial statements.

Certain other recent accounting pronouncements have not been disclosed as they are not applicable to the Company.

PIEDMONT MINING COMPANY, INC.
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009
(unaudited)

NOTE 3:  INTEREST IN OIL LEASES

The Company has been granted interests in two oil wells in Tennessee in consideration for $2 consisting of a 10.5% undivided working interest in one well and a 6% over-riding royalty interest in another.  Cash flow from oil production commenced during the third quarter of 2009.

Oil revenues are recorded using the sales method whereby the company recognizes oil revenue based on the amount of oil sold to purchasers when title passes, the amount is determinable and collection is reasonably assured. Actual sales are based on sales, net of the associated volume charges for processing fees and for costs associated with delivery, transportation, marketing, and royalties in accordance with industry standards.

NOTE 4:   MINERAL PROPERTIES

The Company has entered into various property agreements. A summary of capitalized costs is as follows:
	Balance as at December 31, 2008	Transactions during the period	Balance as at September 30, 2009
	$	$	$
Argentite Gold		2,500	2,500
Bullion Mountain	27,000	8,000	35,000
Dutch Flat	35,000	-	35,000
Pasco Canyon	10,000	-	10,000
PPM Gold	25,000	-	25,000
Trinity Silver	10,000	(10,000)	-
Willow Creek	15,000	(15,000)	-
	122,000	(14,500)	107,500

Reclamation Bonds:
PPM Gold	11,566	-	11,566
Willow Creek	17,773	(1,797)	15,976
	29,339	(1,797)	27,542

Argentite Gold Project
On March 10, 2009, upon paying $2,500, the Company signed a Letter of Intent to enter into an Exploration Agreement with Option to form Joint Venture on the Argentite gold property in western Nevada once the gold price exceeds $1,000 per ounce for more than 25 consecutive business days, after 90 days from the date of signing the Letter of Intent or after further negotiations.  On signing the formal agreement, the Company would pay $8,000 and then undertake a work commitment of $750,000 over a five year period to earn a 51% interest in the property and the project, or up to a 70% interest upon completion of a bankable feasibility study.  In addition, the Company would make annual payments of $10,000 by the first anniversary of the agreement, $15,000 on the second anniversary, $20,000 by the third anniversary and $25,000 by the fourth anniversary, all of which would be creditable against the work commitment. The Option and Earn-In Agreement has not yet been signed pending receipt of adequate funding.

During the nine months ended September 30, 2009 the Company terminated the option agreement on the Trinity Silver project and has accordingly written off costs of $10,000.

PIEDMONT MINING COMPANY, INC. (An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009
(unaudited)

NOTE 5:  EQUIPMENT

	September 30,2009	December 31, 2008

Computer equipment	$5,579	$5,579
Less: accumulated depreciation	(5,579)	(5,514)
	$0	$65

NOTE 6:  DUE TO RELATED PARTIES AND RELATED PARTY TRANSACTIONS

The Board of Directors has authorized a monthly management fee of $14,000 to the Company’s President and CEO. The unpaid portion of the monthly management fees at September 30, 2009 and December 31, 2008 was $273,250 and $147,250, respectively.  Unreimbursed administrative expenses incurred by the President and CEO at September 30, 2009 and December 31, 2008 were $44,325 and $19,066, respectively. The Company reimburses the President for office rent, which totaled $14,400  for the nine months ended September 30, 2009 and 2008

The unpaid portion of exploration costs incurred to the Company’s Vice-President at September 30, 2009 and December 31, 2008 were $23,767 and $28,270, respectively, which includes his compensation of $26,140 and $21,880, respectively, for services relating to the various exploration projects and research and development.

The directors receive a fee of $200 per meeting for participating in Board meetings and Compensation and Audit Committee meetings. The Chairmen of these Committees receive $300 per meeting. The unpaid portion of these fees at September 30, 2009 and December 31, 2008 was $1,400.

From time to time, the Company’s officers and directors advance monies to the Company. These loans bear interest at 5% per annum. These loans are unsecured and have no fixed repayment terms. The unpaid balances including interest related to these advances at September 30, 2009 and December 31, 2008 were $132,868 and $17,724, respectively.

No stock options were granted to its officers or directors by the Company for the nine months ended September 30, 2009.

All related party transactions involving the provision of services or transfer of tangible assets in the normal course of business were recorded at the exchange amount, which is the value established and agreed to by the related parties reflecting arms length consideration payable for similar services or transfers.  (Other related party transactions are disclosed in Note 7.)

NOTE 7:  CAPITAL STOCK

Share Capital
The Company’s capitalization is 50,000,000 authorized preferred shares with a par value of $1.00 per share and 200,000,000 common shares with no par value.

PIEDMONT MINING COMPANY, INC. (An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009
(unaudited)

NOTE 7:  CAPITAL STOCK (continued)

Common Share Transactions
During the nine months ended September 30, 2009, the Company completed the following equity transactions:

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

Total compensation expense for the nine months ended September 30, 2009 was $23,984, which corresponds to the vesting schedule of two to three years.  As of September 30, 2009, the total compensation expense related to non-vested awards to be recognized in future periods is $nil.  . Below is a summary of the stock option activity.

PIEDMONT MINING COMPANY, INC. (An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009
(unaudited)

NOTE 7:                      CAPITAL STOCK (continued)

		Weighted
	Number of	Average
	Options	Exercise Price
Total Options		$
Outstanding, December 31, 2007	5,975,000	0.235
Cancelled March 4, 2008	(400,000)	0.200
Granted April 9, 2008	150,000	0.280
Outstanding, December 31, 2008	5,725,000	0.239
Expired	-	-
Granted	-	-
Outstanding, September 30, 2009	5,725,000	0.239

Non-vested Options		$
Nonvested options, December 31, 2007	1,150,000	0.11
Granted April 9, 2008	150,000	0.12
Vested	(1,075,000)	0.11
Nonvested options December 31, 2008	225,000	0.11
Vested	(225,000)	0.11
Nonvested options September 30, 2009	0

The following tables summarize information and terms of the options outstanding and exercisable:
Options Outstanding at September 30, 2009				Options Exercisable at September 30, 2009
		Weighted			Weighted
		Average			Average
		Remaining	Weighted		Remaining	Weighted
Range of	Number	Contractual	Average	Number	Contractual	Average
Exercise Prices	of Shares	Life (in years)	Exercise Price	of Shares	Life (in years)	Exercise Price
$ 0.20 – 0.28	5,725,000	1.487	$ 0.239	5,725,000	1.487	$ 0.239

Options Outstanding at December 31, 2008				Options Exercisable at December 31, 2008
		Weighted			Weighted
		Average			Average
Range of		Remaining	Weighted		Remaining	Weighted
Exercise	Number	Contractual	Average	Number	Contractual	Average
Prices	Of Shares	Life (in years)	Exercise Price	of Shares	Life (in years)	Exercise Price
$ 0.20 – 0.28	5,725,000	2.23	$ 0.239	5,500,000	2.135	$ 0.238

The outstanding and exercisable stock options had no intrinsic value at September 30, 2009.

PIEDMONT MINING COMPANY, INC. (An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009
(unaudited)

NOTE 7:  CAPITAL STOCK (continued)

Common Stock Purchase Warrants
Total outstanding warrants at September 30, 2009 were 8,574,868.  The exercise prices on all warrants range from $0.05 to $0.60 per share. The warrants are exercisable immediately upon issuance and the expiration dates range between two years and five years after the date of issuance.

During the nine months ended September 30, 2009, the Company issued warrants relating to unit private placements granting holders the right to purchase 1,008,333 shares of common stock.  The exercise prices on these warrants range from $0.05 to $0.15 per share. The warrants were exercisable immediately upon issuance and the expiration dates are two and three years after issuance.  The Company estimated the total fair market value of these warrants to be $4,600 at the date of grant, using the Black Scholes pricing model using an expected life of one year, a risk-free interest rate of2% and an expected volatility of 109%.  The fair value of the warrants has been included in capital stock.

The warrants exercisable at September 30, 2009 had no intrinsic value.

A summary of the Company’s stock purchase warrants as of September 30, 2009 is presented below:

	Number of Warrants	Weighted average exercise price	Weighted average remaining life (years)
		$
Balance, December 31, 2008	10,479,035	0.320	1.09
Exercised	-
Expired	(2,912,500)
Issued	1,008,333	0.060	2.41
Balance, September 30, 2009	8,574,868	0.329	0.55

NOTE 8:   SUPPLEMENTAL CASH FLOW INFORMATION AND NONCASH INVESTING AND FINANCING ACTIVITIES

In March, 2009, the Company issued 500,000 shares of Common Stock with a fair value of $0.05 per share or $25,000, pursuant to a letter agreement as partial satisfaction of outstanding debt.

	Nine months ended September 30, 2009	Nine months ended September 30, 2008
	$	$
Interest paid	-	-
Income taxes paid	-	-

NOTE 9:  SUBSEQUENT EVENTS

In October 2009, the Option and Earn-In Agreement on the Willow Creek property was terminated.  The Company was not able to fulfill its exploration expenditure requirements in a timely manner.  As a result, the Company has written of costs of $15,000 at September 30, 2009.

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

Overview of Business

We are a North Carolina corporation formed in 1983. From our inception until 1992, we were engaged in the exploration for, and production of, gold and other precious metals and the evaluation of gold properties in North Carolina and South Carolina. From 1983 we were engaged in exploration and from early 1985 until May 1992, we were also engaged in the mining and production of gold and silver at our Haile Mine Property near Kershaw, South Carolina. In May 1992, we entered into a joint venture at our Haile Mine Property with Amax Gold, Inc. Our operations ceased at the Haile Mine Property in 1993. We did not again become engaged in exploration activities until 2004, when we relocated our principal place of business to Reno, Nevada. Since October 2003, we have been an exploration stage company engaged in the acquisition and exploration of mineral properties.

We currently have agreements on six different exploration properties in the state of Nevada. Subject to the availability of adequate funding, we plan to conduct exploration for gold and silver at each of these properties and at other properties we may enter into agreements on to assess whether they possess economic deposits of gold and/or silver, which can be recovered at a profit. We do not intend to build an exploration staff, but rather to work with competent exploration groups who can manage the exploration activities with our funding, although in some cases we may conduct exploration on our own using contractors. We do not know whether a commercially viable ore body will be located on any of our mineral properties. Our current exploration plans are limited to research and exploration in the state of Nevada.

Recent Events

In October 2009 the Option and Earn-In Agreement on the Willow Creek property (the “Willow Creek Agreement”) was terminated as a result of our inability to fulfill our exploration expenditure requirements in a timely manner due to lack of capital.

Although we have obtained a source of limited cash flow from our interest in two oil wells in Tennessee, as further discussed in this Form 10-Q, our ability to continue our exploration activities, fund ongoing expenditures, and continue as a going concern is dependent on our ability to obtain additional capital.

We plan to fund our ongoing operations by way of private placements of its securities, cash flow from interests in producing oil wells and advances from our management.  Management believes continued  efforts to sell stock and warrants as well as advances from management will contribute toward funding our  activities until appropriate levels of funding can be arranged and/or revenue can be earned from the properties either through production or sale.  In light of the conditions of the global economy, there is no guarantee that we will be able to raise the required capital to continue as a going concern.

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

Results of Operations

Discussion of Revenues

In the third quarter of 2009, the Company received its first revenues from interests in two oil wells for a total of $3,233.

We do not anticipate that significant revenues will be achieved from gold and silver exploration properties until we either:

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

Expenses for the Nine Month Period ending September 30, 2009 vs. September 30, 2008
Expenses for the Three Month Period ending September30, 2009 vs. September 30, 2008

Exploration, geological and geophysical costs increased by $19,862, or 54.23% to $56,488 for the three months ended September 30, 2009 as compared to $36,626 for the three months ended September 30, 2008.  The principal reason for this increase was payment of claim fees on various properties.

Exploration, geological and geophysical costs decreased by $346,936, or (80.11%) to $86,133 for the nine months ended September 30, 2009 as compared to $433,069 for the nine months ended September 30, 2008.  The principal reason for this decrease was due to a decrease in exploration activity due to a lack of funding.

Management fees showed no change for the three months ended September 30, 2009 as compared to the three months ended September 30, 2008.

Management fees decreased by $85,633, or (36.34%), to $149,984 for the nine months ended September 30, 2009 as compared to $235,617 for the nine months ended September 30, 2008.  The principal reason for this change for the nine month period was due to a decrease of $89,633 in recording the expense of vested options and an increase of $4,000 in the monthly fees paid to the president.

For the three months ended September 30, 2009, professional fees decreased $33,704, or (77.782%) to $9,626 as compared to $43,330 for the three months ended September 30, 2008.  This change for the three month period is due to a decrease in legal fees of $26,409 as the Company had not finalized any new agreements for the quarter and a decrease in accounting fees of $7,295 due to increased efficiencies .

For the nine months ended September 30, 2009, professional fees decreased $84,567, or (56.66%) to $64,698 as compared to $149,265 for the nine months ended September 30, 2008.  This change for the nine month period is due to a decrease in legal fees of $75,365 as the Company had not finalized any new agreements for the quarter and a decrease in accounting fees of $9,202 due to increased efficiencies.

Depreciation expense decreased by $216, or (100%), to $0 for the three months ended September 30, 2009 as compared to $216 for the three months ended September 30, 2008.  The principal reason for this change is attributable to equipment becoming fully depreciated.

Depreciation expense decreased by $583, or (89.97%), to $65 for the nine months ended September 30, 2009 as compared to $648 for the nine months ended September 30, 2008.  The principal reason for this change is attributable to equipment becoming fully depreciated

Liquidity and Financial Condition

Cash and Working Capital

We had an accumulated deficit of ($17,804,754) from our inception in 1983 to December 31, 2008, and an accumulated deficit of ($18,179,879) at September 30, 2009.  We had a working capital deficit of $917,134 at September 30, 2009.  We have no contingencies or long-term obligations except for our work commitments described under our seven (7) property agreements on our leased properties. All of these agreements can be terminated by us upon either 30 or 60 days notice.

We had a cash balance of $582 on December 31, 2008 and a cash balance of $1,812 on September 30, 2009.  For the nine months period ending September 30, 2009, we had net cash inflows of $1,230.

The cash flows used in operations for the nine month period ended September 30, 2009 were $38,067 compared with $755,624 for the same period in 2008.  Cash flows used in operations for the nine month period ended September 30, 2009 consisted primarily of a net loss of $390,126 including oil revenues of $3,233, stock based compensation of  $23,984, mineral property impairment of $25,000, with changes in working capital assets and liabilities consisting of an increase in accounts receivable of $1,778, a net decrease in prepaid expenses of $30,065, an  increase in accounts payable and accrued liabilities of $43,812 and an increase of $230,914 to accrued expenses for amounts unpaid to related parties..

Net cash flows provided by equity financing activities were $40,000 versus $650,450 during the same period in 2008.

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

At September 30, 2009 we are committed to making certain exploration work expenditures, lease and option payments, and claims maintenance payments on properties as follows.

Bullion Mountain Gold Project:

•
Required work expenditure by November 11, 2006:  $20,000 of which $30,470 has already been expended.  In September, 2007, this agreement was amended and the time for completing the remaining work obligation was extended indefinitely.

•	Claims maintenance fees have been paid through August 31, 2010.
•	Annual payments: $15,000 has been accrued, of which $3,000 has been paid. An additional $15,000 will be due on November 1, 2009.

Trinity Silver Project:

•	The Trinity Silver Project was terminated during the third quarter of 2009.

Pasco Canyon Gold Project:

•	Required work expenditure: $60,971 has already been completed. Further work postponed pending receipt of drill permit from U.S. Forest Service, and the receipt of additional funds.

•	Claims maintenance fees have been paid through August 31, 2010.

•	Annual payments; $0.

Dutch Flat Gold Project:

•	Required work expenditure: $500,000 by March 31, 2009, of which $560,677 was expended as of September 30, 2009. Further work will depend upon the timing and receipt of additional funds.

•	Claims maintenance fees have been paid through August 31, 2010.

•	Annual payments; $0.
PPM Gold Project:

•
Required work expenditure to April 2008: $175,000, of which $151,127 has been expended; and to April 2009; $200,000.  The timing and amount of additional work will depend upon the timing and amount of funding received.  Both parties wish to continue with the planned exploration program for the property and are in discussions to amend the terms of the agreement.

•	Claims maintenance fees have been paid through August 31, 2010.

•	Annual payments; $0.

Willow Creek Gold Project:

•	The Willow Creek Gold Project was terminated during the fourth quarter of 2009.

Morgan Pass Gold Project:

•
On May 20, 2008, a Letter of Intent was signed on the Morgan Pass Project.  The option and earn in agreement will not be prepared and signed until the property is released into ‘multiple use’ classification by the Bureau of Land Management. Funds of $17,666 have been expended to date.   Claims maintenance fees have been paid through August 31, 2010.

 Argentite Gold Project:

•
On March 10, 2009, upon paying $2,500, the Company signed a Letter of Intent to enter into an Exploration Agreement with Option to form Joint Venture on the Argentite gold property in western Nevada once the gold price exceeds $1,000 per ounce for more than 25 consecutive business days or after 90 days from the date of signing the Letter of Intent.  On signing the formal agreement, the Company will pay $8,000 and will then undertake a work commitment of $750,000 over a five year period to earn a 51% interest in the property and the project, or up to a 70% interest upon completion of a bankable feasibility study.  In addition, the Company would make annual payments of $10,000 by the first anniversary of the agreement, $15,000 on the second anniversary, $20,000 by the third anniversary and $25,000 by the fourth anniversary, all of which would be creditable against the work commitment. The Option and Earn-in Agreement has not yet been prepared or signed, pending the receipt of adequate funding.  Claims maintenance fees have been paid through August 31, 2010.

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission Of Matters To A Vote Of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Description
3.1.1	Articles of Incorporation of Piedmont Mining Company, Inc., filed July 25, 1983(1)
3.1.2	Amendment to Articles of Incorporation, filed August 1, 1983(1)
3.1.3	Amendment to Articles of Incorporation, filed June 11, 1984(1)
3.1.4	Amendment to Articles of Incorporation, filed June 24, 1984(1)
3.1.5	Amendment to Articles of Incorporation, filed July 23, 1987(1)
3.1.6	Amendment to Articles of Incorporation, filed September 2, 1987(1)
3.1.7	Amendment to Articles of Incorporation, filed June 7, 1988(1)
3.1.8	Amendment to Articles of Incorporation, filed June 15, 1994(1)
3.1.9	Amended and Restated Articles of Incorporation, filed December 17, 2007(2)
3.2.1	Bylaws of Piedmont Mining Company, Inc.(1)
3.2.2	Amendment to Bylaws adopted June 25, 1984(1)
3.2.3	Amendment to Bylaws adopted in 1988(1)
3.2.4	Amendment to Bylaws adopted May 17, 1988(1)
3.2.5	Amendment to Bylaws adopted May 17, 1988(1)
3.2.6	Amendment to Bylaws adopted April 7, 1989(1)
3.2.7	Amendment to Bylaws adopted March 14, 1990(1)
3.2.8	Amendment to Bylaws adopted September 26, 1990(1)
31.1	Certification Pursuant to Section 302*
32.1	Certification Pursuant to 18 U.S.C. Section 1350*
________________
*Filed herewith
(1)	Incorporated by reference from Registration Statement on Form SB-2 filed with the SEC on July 24, 2002.
(2)	Incorporated by reference from Form 8-K filed with the SEC on June 8, 2005.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PIEDMONT MINING COMPANY, INC., a North Carolina Corporation
Dated: November 13, 2009	/s/ Robert M. Shields, Jr.
By: Robert M. Shields, Jr. Its: Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)