Form 10-K
period 2009-12-31
Piedmont Mining Company, Inc.
filed 2010-03-31
CIK 1366826

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2009 OR

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-3 of the Exchange Act.  (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.
Yes ☐	No ☒

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant was approximately $2,325,124.55 based on the average bid and asked price of the registrant’s common stock as reported on the OTC Bulletin Board under the symbol “PIED” as of June 30, 2009.

The number of shares of the issuer’s common stock outstanding as of March 15, 2010 was 71,623,643.

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

Overview of Business

Piedmont Mining Company, Inc. (herein after the “Company” or “Piedmont”) is a North Carolina corporation formed in 1983.  From our inception until mid-1992, we were engaged in the exploration for, and production of, gold and other precious metals and the evaluation of gold properties in North and South Carolina.  From 1983 we were engaged in exploration and from early 1985 until May 1992, we were also engaged in the mining and production of gold and silver at our Haile Mine Property near Kershaw, South Carolina.  In May 1992, we entered into a joint venture at our Haile Mine Property with Amax Gold Inc. (“AGI”).  Our activities ceased at the Haile Mine Property in 1994.    We did not again become engaged in exploration activities until 2004, when we relocated our principal place of business to Reno, Nevada.  Since October 2003, we have been an exploration stage company engaged in the acquisition and exploration of mineral properties.  We have entered into agreements on ten (10) exploration properties in the state of Nevada, but six of them have subsequently been terminated.  The description of our current exploration properties are set forth under Item 2 of this Report. Our plan is to conduct exploration for gold and silver at these properties to assess whether they possess economic deposits of gold and/or silver, which could be recovered at a profit.  We do not intend to build an exploration staff, but rather to joint venture our projects with competent exploration groups who can manage the exploration activities with our funding, although in some cases we may conduct exploration on our own using contractors.  We do not know whether a commercially viable ore body will be located on any of our mineral claims or leased properties. Our current plans are limited to exploration in the state of Nevada which is dependent on us securing additional financing or seeking alternative sources of cash flow.  In 2009, we were also granted a carried interests in two small oil wells in the United States  to provide minor cash flow to fund some of our expenses.

Our directors and officers are individuals with prior experience in gold and silver exploration, development and operations.  Our directors and officers have in excess of 150 years of combined experience with gold and silver exploration, development and mining.  We believe that we have assembled a highly qualified group of individuals with extensive experience in this sector.

In the state of Nevada, there are five (5) types of land that can be available for exploration, development and mining: public lands, private fee lands, unpatented mining claims, patented mining claims, and tribal lands. The primary sources of land for exploration and mining activities are lands owned by the United States Federal government, through the Bureau of Land Management and the United States Forest Service, land owned by state governments, tribal governments and individuals, or land obtained from entities that currently hold title to or lease government and private lands.

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

While we compete with other exploration companies in acquiring suitable properties, we believe that there would be readily available purchasers of gold and/or silver and other precious metals if they were to be produced from any of our leased properties. The price of precious metals can be affected by a number of factors beyond our control, including:

•	fluctuations in the market prices for gold and silver;
•	fluctuating supplies of gold and silver;
•	fluctuating demand for gold and silver; and
•	mining activities of others.

If we find gold and/or silver mineralization that is determined to be of economic grade and in sufficient quantity to justify production, we may then seek additional capital through equity or debt financing to develop, mine and sell our production. Our production would probably be sold to a refiner that would in turn purify our material and then sell it on the open market or through its agents or dealers. In the event we should find economic concentrations of gold or silver mineralization and were able to commence production, we do not believe that we would have any difficulty selling the gold or silver we would produce.

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

We plan to secure all necessary permits for our exploration activities and we intend to file for the required permits to conduct our exploration programs as necessary. These permits are usually obtained from either the Bureau of Land Management or the United States Forest Service. Obtaining such permits usually requires the posting of small bonds for subsequent remediation of trenching, drilling and bulk-sampling.

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

Employees and Employment Agreements

We currently have no full-time employees or employment agreements.  We may attempt to engage qualified consultants or employees in the future, as needed, if when our activities grow.  We do not intend to build an exploration staff, but rather to joint venture our projects with competent exploration groups who can manage the exploration activities with our funding, although in some cases we may conduct exploration on our own using contractors.

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

Subsidiaries

Piedmont Gold Company, Inc., a North Carolina corporation, and Net Colony LLC, are wholly-owned subsidiaries of the Company.

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

We are in the exploration stage and to date has not yet generated any net revenues or cash flow from its activities since 1992, except for some minor cash flow from interests in two oil wells. We incurred operating losses of $545,737 and $1,435,532 in the years ended December 31, 2009 and 2008, respectively.  We had an accumulated deficit of $18,350,491 as of December 31, 2009.  We had a working capital deficit of $923,272 at December 31, 2009.  Revenues are not normally generated during the exploration stage of operations.  We do not anticipate generating revenues from exploration or production in the foreseeable future. Profitability will require the successful development of one or more of our leased properties or the joint venture or outright sale of one or more of our option rights to acquire an interest in the properties that we currently lease. We may not be able to successfully commercialize any of our mineral properties and thereby become profitable.

There is substantial doubt about our ability to continue as a going concern due to significant recurring losses from our operations, our accumulated deficit and our working capital deficit, all of which means that we will need to obtain additional funding in order to continue operations.

Our independent auditors have added an explanatory paragraph in their opinion issued in connection with our financial statements for the years ended December 31, 2009 and 2008 with respect to their substantial doubt about our ability to continue as a going concern.   We have been generating significant losses from our operations. Since our incorporation in July 1983, we have amassed an accumulated deficit of $18,350,491 as of December 31, 2009.  We also had a working capital deficit of $923,272 as of December 31, 2009, which raises substantial doubt about our ability to continue as a going concern. As discussed in Note 1 to our financial statements for the fiscal year ended December 31, 2009, we are dependent on the continued support of our  creditors and our  ability to raise further capital to fund ongoing expenditures for exploration and administration. In current market conditions there is uncertainty that the necessary funding can be obtained as needed raising substantial doubt as to the ability of the Company to continue operating as a going concern.

We may fail to secure additional financing to meet our future capital needs.

We need significant additional capital to conduct our planned exploration activities on all of our leased properties.   We will also need capital more rapidly than currently anticipated and/or we may incur higher than expected exploration expenses.  We may fail to secure additional debt or equity financing on terms acceptable to us, or at all, at times when we need such funding.  If we do raise funds by issuing additional equity or convertible debt securities, the ownership percentages of existing shareholders would be reduced and the securities that we issue may have rights, preferences or privileges senior to those of the current holders of our Common Stock.  Such securities may also be issued at a discount to the market price of our Common Stock, resulting in further dilution to our existing shareholders.  If we raise additional funds by issuing debt, we could be subject to debt covenants that could place limitations on our operations and financial flexibility.  Our inability to raise additional funds on a timely basis will make it difficult for us to achieve our business objectives and will have a negative impact on our business, financial condition, results of operations and the value of our Common Stock.

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

We do not currently have sufficient funds to complete all of our proposed mineral exploration programs, and as a result we may have to suspend operations on, or terminate, some of them.

Our mineral exploration programs are limited and restricted by the amount of working capital that we have and are able to raise from financings. Since 2008, we have terminated our interests in six of our properties because of our inability to meet the capital requirements for such properties. We do not have sufficient funds to complete all of our proposed mineral exploration programs at present. As a result, unless we raise additional funds, we may have to suspend or terminate operations on certain exploration projects or sell one or more of our option rights to acquire an interest in the properties that we currently lease. We will need to obtain additional financing in order to complete our proposed mineral exploration programs. As of December 31, 2009, we only had cash in the amount of $16,466.  We currently have cash flow only from small carried interests in two small oil wells. For fiscal year 2009, we received approximately $3,000 from our carried interests.  Our exploration programs call for significant expenditures. We will also require additional financing if the costs of the proposed exploration programs are greater than anticipated. We may fail to secure additional financing to meet our future capital needs.  Obtaining additional financing would be subject to a number of factors, including the market prices for gold and silver, investor sentiment and investor acceptance of our exploration programs. These factors may make the timing, amount, terms or conditions of additional financing unacceptable or unavailable to us. The most likely source of future funding is through the sale of equity capital. Any sale of equity capital would result in dilution to our existing shareholders. The only other alternatives for the financing of further exploration would be the offering by us of an interest in one or more of our projects to another party or parties to carry out further exploration or the issuance of debt, neither of which is presently contemplated.

Our business is susceptible to uncontrollable and unpredictable outside developments and hazards that may affect our ability to carry out our operations.

Our business is vulnerable to many hazards and risks that are not presently foreseeable or predictable.  Floods or excessive snowfall could seriously impede or halt our operations resulting in unexpected costs and delays in our planned activities.  Earthquakes could result in serious damage or destruction to facilities, equipment and roadways.  Large volcanic eruptions, especially of the Long Valley Caldera, could cripple our operations.  Rapid and unexpected outbreaks of plagues and pestilence, such as ‘bird flu’ or ‘swine flu’, small pox and bubonic plague, could have serious negative consequences on our operations.  Acts of war or attacks by terrorists could also seriously disrupt our operations, adversely affecting our management and causing a significant or total loss of your investment. You should carefully consider the prospects and consequences of each of these unpredictable hazards before deciding whether or not to make your investment in our Common Stock.

The validity of our unpatented mining claims could be challenged, which could force us to curtail or cease our business operations.

A majority of our leased properties consist of unpatented mining claims. These claims are located on federal land and involve mineral rights that are subject to the claims procedures established by the General Mining Law of 1872, as amended.

We must make certain filings with the county in which the lands are situated and with the Bureau of Land Management and pay an annual holding fee of $140 per claim. If we fail to make the annual holding payments or to make the required filings, our mining claims could become invalid. Because mining claims are self-initiated and self-maintained rights, they are subject to unique vulnerabilities not associated with other types of properties. It is difficult to ascertain the validity of unpatented mining claims from public records and, therefore, it is difficult to confirm that a claimant has followed all of the requisite steps for the initiation and maintenance of a claim. No title insurance is available for mining claims. In the event we do not have acceptable title to our leased properties, we could be forced to curtail or cease our exploration activities.

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

We have evaluated, and expect to continue to evaluate, a variety of potential strategic transactions and relationships with third parties.   From time to time, we may engage in discussions regarding potential acquisitions or joint ventures. Any of these transactions could be material to our financial condition and results of operations, and the failure of any of these material relationships and transactions may have a negative financial impact on our business.

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

We are highly dependent upon Robert M. Shields, Jr., who is our Chairman of the Board of Directors, President, Chief Executive Officer and Chief Financial Officer and upon Lewis B. Gustafson, our Director and Vice President of Exploration and any loss of Messrs. Shields or Gustafson could have a material adverse effect upon our business and our ability to continue as a going concern.

Our success is highly dependent upon the key business relationships and expertise of Robert M. Shields, Jr., who is our Chairman of the Board of Directors, President, Chief Executive Officer and Chief Financial Officer, and Lewis B. Gustafson, our Director and Vice President of Exploration.    We do not have a succession plan in place.  We do not have employment agreements with Mr. Shields or Mr. Gustafson or any insurance to cover the loss of their services.  The loss of the services of Mr. Shields, our Chairman, President, Chief Executive Officer and Chief Financial Officer or the loss of Mr. Gustafson our Vice President of Exploration and Director, along with the loss of their numerous contacts and relationships and their extensive knowledge and experience in the industry, would have a material adverse effect on our business and on our ability to continue as a going concern.

Our officers and directors may have conflicts of interest in that they are officers and/or directors of other exploration or mining companies and that could prevent them from devoting the necessary time to our management and operations, which could materially affect our performance.

Certain directors could have conflicts of interest in that they are or become officers and/or directors of other exploration or mining companies.  This could impact or retard our operations and thereby adversely affect our performance.

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

Failure to comply with applicable laws, regulations and permitting requirements may result in enforcement actions, including orders issued by regulatory or judicial authorities causing our operations to cease or be curtailed and may include corrective measures requiring capital expenditures, installation of additional equipment, or remedial actions. Parties engaged in mining operations or in exploration or development of mineral properties may be required to compensate those suffering loss or damage by reason of such activities and may have civil or criminal fines or penalties imposed for violations of applicable laws or regulations.

Production, if any, from any of the properties that we hold or may acquire in the future could involve the use of hazardous materials. Should these materials leak or otherwise be discharged from their containment systems, we may become subject to liabilities for hazards or clean-up work that we may not be insured against.

Government regulations affecting the exploration and mining industry, such as those relating to exploration, mining, taxes, labor standards, occupational health and land use, may adversely affect our business and planned activities.

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

During the past several years, the United States Congress considered a number of proposed amendments to the General Mining Law of 1872, which governs mining claims and related activities on federal lands. For example, a broad based bill to reform the General Mining Law of 1872, the Hardrock Mining and Reclamation Act of 2007 (H.R. 2262) was introduced in the U.S. House of Representatives on May 10, 2007 and was passed by the U.S. House of Representatives on November 1, 2007, but no new legislation  has been passed that we are aware of.

In 1992, a federal holding fee of $100 per claim was imposed upon unpatented mining claims located on federal lands. This fee was increased to $125 per claim in 2005 ($133.50 total with the accompanying County fees included) and then in 2009 increased again to $140 per claim. Beginning in October 1994, a moratorium on processing of new patent applications was approved. In addition, a variety of legislation over the years has been proposed by the United States Congress to further amend the General Mining Law. If any of this legislation is enacted, the proposed legislation would, among other things, change the current patenting procedures, limit the rights obtained in a patent, impose royalties on unpatented claims, and enact new reclamation, environmental controls and restoration requirements.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

Not Applicable.

ITEM 2.  PROPERTIES

The following describes the properties in Nevada on which we signed agreements or letters of intent, six of which have been terminated as further described below.

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

2. Dome - HiHo Gold Project - Lander County, Nevada

Effective in April 2005, the Company entered into a five year Exploration and Option to Enter into a Joint Venture Agreement on 44 claims in Lander County, Nevada.  The Company made lease and option payments totaling $137,000 and incurred $350,510 in exploration costs with respect to the Project.  In June, 2008, the Company terminated this agreement and recorded an impairment loss of $137,000

3. Trinity Silver Project - Pershing County, Nevada

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

We entered into a five (5) year Exploration and Development Agreement with AuEx on September 16, 2005.  Upon executing the agreement, we made a cash payment to AuEx in the amount of $10,000.  We completed both the first and second year’s work commitment, and expended a total of more than $620,000 on the Trinity Silver Property.

The Company had made lease payments totaling $10,000 and incurred $619,408 in exploration and property maintenance costs with respect to the Trinity Silver Project as of August 2009.

This project was terminated in the third quarter of 2009 because the Company was unable to fund the forthcoming required exploration expenditure requirements and recorded an impairment loss of $10,000.

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

The Company entered into a ten-year Lease Agreement with Option to Purchase with Nevada Eagle Resources (“NER”) on March 1, 2006, effective November 11, 2005.  Upon executing the agreement, we made a cash payment to NER in the amount of $5,000 and also reimbursed NER for $2,274 of claims holding fees.   Work commitment expenditures were $20,000 during the first lease year and $50,000 in the second lease year, and in addition the Company is required to pay all property maintenance costs while the agreement is in effect. The first year’s work commitment was completed.

On September 12, 2007, a ‘First Amendment to Mining Lease’ was signed extending the time for completing the required work obligation indefinitely to accommodate the Company’s efforts to consolidate its property position with those of adjacent property owners

As of December 31, 2009, the Company had made lease payments totaling $23,000 and had incurred $27,305 in exploration costs.

This agreement was terminated in the first quarter of 2010 and an impairment loss of $27,000 was recorded at December 31, 2009.

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

This property is located at the junction of two calderas, within the Toquima Caldera Complex.  No claims had ever been filed on this property prior to its staking by AuEx in 2003.  Two (2) holes were drilled by NDT Ventures, Ltd. in 2004, but they tested only the most accessible east fringe of the property to a depth of only about 600 feet.  We completed detailed geologic mapping and submitted to the United States Forest Service a plan for road building and drilling.

We entered into a five (5) year Option Agreement with AuEx on February 14, 2006.  Upon executing the agreement, we made a cash payment to AuEx in the amount of $10,000.  We paid all required claims maintenance fees through September 2009 and expended $60, 971 in required exploration expenditures on the property.
In December 2009, this Option Agreement was terminated because the Company was unable to fund the required work commitment expenditure requirements. The Company recorded an impairment loss of $10,000 at December 31, 2009.

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

We entered into a five (5) year Exploration Agreement With Option To Form Joint Venture with Columbus on July 2, 2006.  Upon executing the agreement, we made a cash payment of $35,000.  In accordance with the agreement we must expend at least $200,000 in exploration expenditures during the first year; $300,000 during the second year; and $500,000 during each of the third, fourth and fifth years of the agreement.  Except for the initial $35,000 cash payment, all payments made by us for the benefit of the project shall be credited towards the work expenditure requirements, including payment of the annual claims maintenance fees.  More than $525,677 has been incurred by the Company on exploration at Dutch Flat to date.  We shall have the right to appoint the operator of the exploration work program at the commencement of each agreement year.  Upon completion of the $2,000,000 in exploration expenditures over the five (5) year period, we shall have earned a 51% interest in the property.  We can then elect to (i) earn an additional 19% interest by funding a positive feasibility study for the project, or (ii) form a 51% joint venture with Columbus.  We would be the operator of the joint venture.  We may terminate this agreement at any time after the first year upon 30 days notice.

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

We do not know whether we will succeed in locating an economic mineral deposit on this property. As of December 31, 2009, the Company has made the initial payment of $35,000 and has incurred $525,677 in exploration costs with respect to the Dutch Flat Gold Project.

The Company has not been able to meet its work expenditure requirements in a timely manner due to lack of adequate funding but is planning to do further exploration work when funds become available.  As a result, the Company has written down the carrying value of this project to $1.00.

7. PPM Gold Project – Humboldt County, Nevada

In April, 2007, the Company signed an “Exploration Agreement with Option to Form Joint Venture” (the “Exploration Agreement”) with Miranda US, Inc., a wholly-owned subsidiary of Miranda Gold Corp. (“Miranda”), a Canadian corporation listed on the TSX Venture Exchange.

The PPM Gold Project is located at the north end of the Battle Mountain-Eureka gold trend on the west flank of the Hot Springs mountains and about 30 miles north of the town of Winnemucca. It is about 12 miles northwest of the Twin Creeks, Turquoise Ridge and Pinson gold deposits where past production and current resources now exceed 23 million ounces of gold. This property now consists of 81 unpatented claims.  The property overlies a northeast striking fault system that intersects biogeochemical gold-in sagebrush anomalies near the margin of an inferred buried intrusive and adjacent to a sediment hosted mercury district. Such mercury occurrences are frequently closely associated with sediment hosted gold systems in Nevada.  Further gold and mercury in sagebrush surveys were conducted in late 2007 and have further refined drill targets.  Current plans are to conduct the first drill program as soon as funding becomes available.

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

As of December 31, 2009, the Company has incurred $151,127, which includes an initial payment of $25,000 on signing and a reclamation bond of $11,566 on this property.  The Company has not been able to meet its work expenditure requirements in a timely manner but is planning to do further exploration work when funds become available.  As a result, the Company has written down the carrying value of this project to $1.00.

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

As of December 31 2009, the Company had expended $300,000 in exploration costs including the cost of a reclamation bond of $17,733.  During the fourth quarter of the year ended December 31, 2009 this agreement was terminated and as a result the Company recorded an impairment loss of $15,000 at December 31, 2009.  In addition, the Company has written off a reclamation bond in the amount of $15,976, net of recoveries, due to the uncertainty of recovery.

The Company was advised by its attorneys that Carlin claims a balance of $87,372 for the uncompleted first year’s work expenditure requirement is owing to them under the above agreement.  The Company believes this claim is without foundation or merit and is disputing the amount.  The Company has not recorded a liability in relation to the foregoing matters as the amount and likelihood of loss, if any, cannot be determined at this time.

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

As of December 31, 2009, the Company had incurred $17,666 in exploration costs, and the property is still classified as a “wilderness study area.”

10.  Argentite Gold Property – Esmeralda County, Nevada

On March 10, 2009, upon paying $2,500, the Company signed a Letter of Intent to enter into an Exploration Agreement with Option to form a Joint Venture on the Argentite gold property in western Nevada.  The Agreement has not been prepared or signed.  On signing a formal agreement, the Company would pay $8,000 and would then undertake a work commitment of $750,000 over a 5 year period to earn a 51% interest in the property and the project, or up to a 70% interest upon completion of a bankable feasibility study.  In addition, the Company would make annual payments of $10,000 by the first anniversary of the agreement, $15,000 on the second anniversary, $20,000 by the third anniversary and $25,000 by the fourth anniversary, all of which would be creditable against the work commitment. Claims maintenance fees were paid through August 31, 2010. The Option and Earn-In Agreement was not signed at December 31, 2009 and the Company has written off the $2,500.

ITEM 3.  LEGAL PROCEEDINGS

We were advised by our attorneys that Carlin claims a balance of $87,372 for the uncompleted first year’s work expenditure requirement is owing to them under the above Willow Creek agreement.  We believe this claim is without foundation or merit and is disputing the amount.  We have not recorded a liability in relation to the foregoing matters as the amount and likelihood of loss, if any, cannot be determined at this time.  There is no formal legal proceeding at this time.

We are not aware of any other pending or threatened material legal proceedings against us.

ITEM 4.  REMOVED AND RESERVED

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock has been publicly traded since September 18, 1987. It is traded on the over-the-counter market, and quoted on the NASDAQ Electronic Bulletin Board (“Bulletin Board”) under the symbol “PIED.” The following table sets forth for the periods indicated the range of high and low closing bid quotations per share as reported by the over-the-counter market for the past two (2) years. These quotations represent inter-dealer prices, without retail markups, markdowns or commissions and may not necessarily represent actual transactions.

Year 2009	High	Low
First Quarter	$0.08	$0.03
Second Quarter	$0.06	$0.024
Third Quarter	$0.08	$0.023
Fourth Quarter	$0.049	$0.013

Year 2008
First Quarter	$0.33	$0.15
Second Quarter	$0.21	$0.11
Third Quarter	$0.16	$0.10
Fourth Quarter	$0.12	$0.01

On December 31, 2009, the closing price of our common stock as reported on the Bulletin Board was $0.022 per share.

As of February 19, 2010, we had 326 registered shareholders, not including beneficial owners whose shares are held by banks, brokers or other nominees.

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

Repurchase of Equity Securities

We did not repurchase any shares of our common stock during the year ended December 31, 2009.

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

Overview of Business

We are a North Carolina corporation formed in 1983. From our inception until mid-1992, we were engaged in the exploration for, and production of, gold and other precious metals and the evaluation of gold properties in North and South Carolina. From 1983 we were engaged in exploration and from early 1985 until May 1992, we were also engaged in the mining and production of gold and silver at our Haile Mine Property near Kershaw, South Carolina. In May 1992, we entered into a joint venture at our Haile Mine Property with Amax Gold Inc. Our operations ceased at the Haile Mine Property in 1994.  We did not again become engaged in exploration activities until 2004, when we relocated our principal place of business to Reno, Nevada. Since October 2003, we have been an exploration stage company engaged in the acquisition and exploration of mineral properties. We have entered into option and earn-in agreements and letter of intent on exploration properties in the state of Nevada. Our plan is to conduct exploration for gold and silver at each of these properties to assess whether they possess economic deposits of gold and/or silver that can be recovered at a profit. We do not intend to build an exploration staff, but rather to joint venture our projects with competent exploration groups who can manage the exploration activities with our funding, although in some cases we may conduct exploration on our own using contractors. We do not know whether a commercially viable ore body will be located on any of our mineral claims or properties. Our current plans are limited to evaluation and exploration of mineral properties in the state of Nevada.  Our focus for the foreseeable future will be on the exploration of gold and silver mineral properties in Nevada  and also the acquisition of interests in producing oil and gas properties.

Recent Events

Since the end of the fiscal year 2009, the following events have occurred:

In January, 2010, the Company completed a private placement offering of 1,000,000 Units, consisting of one share of Common Stock and one Common Stock Purchase Warrant at a price of $0.016 per Unit for proceeds of $16,000.  The Warrants are exercisable for a period of three years and entitle the holder to purchase one share of Common Stock for $0.03 per Share.

In February, 2010, the Company completed a private placement offering of 500,000 units, consisting of one share of Common Stock and one common stock purchase warrant at a price of $0.02 per unit for proceeds of $10,000.  The warrants are exercisable for a period of three years and entitle the holder to purchase one share of common stock for $0.04 per share.

Going Concern

The report of our independent auditors in our December 31, 2009 financial statements includes an explanatory paragraph indicating that there is substantial doubt about our ability to continue as a going concern due to recurring losses from operations, an accumulated deficit of $18,350,491 and a working capital deficit of $923,272 at December 31, 2009. Our ability to continue as a going concern will be determined by our ability to raise adequate funds and conduct one or more successful exploration programs. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Financial Instruments

The fair value of the Company’s financial instruments, consisting of cash, accounts payable and amounts due to related parties were estimated to approximate their carrying values due to the immediate or short-term maturity of these financial instruments.  The fair value of the Company’s net smelter royalty obligations (refer to Note 4) is not determinable at the current stage of the Company’s exploration program.  Accordingly, no value has been assigned by management.

Asset Retirement Obligations

The Company records the fair value of an asset retirement obligation as a liability in the period in which it incurs an obligation associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development and/or normal use of the assets. The estimated fair value of the asset retirement obligation is based on the current cost escalated at an inflation rate and discounted at a credit adjusted risk-free rate.  This liability is capitalized as part of the cost of the related asset and amortized over its useful life.  The liability accretes until the Company settles the obligation.  To December 31, 2009 any potential costs relating to the ultimate disposition of the Company's mineral property interests are not determinable.

Impairment of Long-Lived Assets

The Company reviews property and equipment and certain identifiable intangibles, excluding goodwill, for impairment.  Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable.  Recoverability of these assets is measured by comparison of the carrying amount to management’s estimates of future undiscounted cash flows the assets are expected to generate.  If property, plant, and equipment and certain identifiable intangibles are considered to be impaired, the impairment to be recognized equals the amount by which the carrying value of the assets exceeds fair market value.

Revenue Recognition

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

Income Taxes

The Company follows the liability method of accounting for income taxes.  Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax balances.  Deferred tax assets and liabilities are measured using enacted or substantially enacted tax rates expected to apply to the taxable income in the years in which those differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the date of enactment or substantive enactment.  As at December 31, 2009, the Company had net operating loss carry forwards; however, due to the uncertainty of realization, the Company has provided a full valuation allowance for the potential deferred tax assets resulting from these losses carry forwards.

Stock-Based Compensation

The Company records stock-based compensation using the fair value method. All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. Equity instruments issued to employees and the cost of the services received as consideration are measured and recognized based on the fair value of the equity instruments issued.

New Accounting Pronouncements

In June 2009, the Company adopted ASC 105, Generally Accepted Accounting Principles (“ASC 105”). ASC 105 defines the new hierarchy for U.S. GAAP and supersedes all accounting standards in U.S. GAAP, aside from those issued by the Securities and Exchange Commission. The Codification was effective for financial statements issued for reporting periods ending after September 15, 2009. The adoption of the Codification did not result in any overall changes to the accounting principles utilized and accordingly did not have a material impact on financial position, results of operations or cash flows.

In June 2009, the Company adopted ASC 855, Subsequent Events (“ASC 855”), which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The new standard was effective for the Company for the quarter ended June 30, 2009. The adoption of this guidance did not have a material impact on the Company’s results of operations and financial position.

In August 2009, the Company adopted ASC 820, Fair Value Measurements and Disclosures – Measuring Liabilities at Fair Value (“ASC 820”), which provides additional guidance for estimating fair value when the volume and level of activity for the asset or liability have significantly decreased. This also includes guidance on identifying circumstances that indicate a transaction is not orderly. This requires the disclosure of the inputs and valuation technique(s) used to measure fair value and a discussion of changes in valuation techniques and related inputs, if any, during the period. The adoption of this statement did not have a material impact on the Company’s results of operations and financial position.

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

Results Of Operations For The Fiscal Year Ended December 31, 2009 Compared To Fiscal Year Ended December 31, 2008.

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

Expenses for the Year Ended December 31, 2009 Compared to December 31, 2008

Exploration, geological and geophysical costs decreased by $382,965, or 85.083%, to $67,144 for the year ended December 31, 2009 as compared to $450,109 for the year ended December 31, 2008.  The principal reason for this decrease was that sufficient funds were not available to continue exploration operations.

Management fees decreased by $93,233, or 32.69%, to $191,984 for the year ended December 31, 2009 as compared to $285,217 for the year ended December 31, 2008.  The principal reason for this decrease was due to the final expensing of stock options.

Professional fees decreased by $95,200, or 52.72%, to $85,383 for the year ended December 31, 2009 as compared to $180,583 for the year ended December 31, 2008.  The principal reason for this change was due to a decrease in legal fees as no new ventures or significant transactions were entered into.

General and administrative expenses decreased by $124,239 or 58.26% to $89,020 for the year ended December 31, 2009 as compared to $213,259 for the year ended December 31, 2008.  The principal reasons for this change were reductions in activities related to investor relations, public reporting, advertising and insurance. Interest expense increased due to interest bearing advances made to the Company by certain of its directors.

Impairment of mineral properties decreased by $69,026 or 33.59% to $136,474 for the year ended December 31, 2009 as compared to $205,500 for the year ended December 31, 2008. The reason for this change was due to the abandonment of certain mineral properties in 2009 that were still being explored for potential revenue producing reserves in 2008.

There were no finance fees for the year ended December 31, 2009 as compared to $100,000 for the year ended December 31, 2008. In 2008, the Company issued common shares with a market value of $100,000 in lieu of cash for private placement efforts.

Depreciation expense decreased by $799 or 92.48%, to $65 for the year ended December 31, 2009 as compared to $864 for the year ended December 31, 2008.  The principal reason for this decrease was that certain equipment was fully depreciated in 2009.

Liquidity And Capital Resources

Cash and Working Capital

We had an increase of $300,918 in our working capital deficit at December 31, 2009 as compared to the working capital deficit at December 31, 2008, due to a decrease in current assets of $16,547 and an increase in current liabilities of $284,371.  We had an accumulated deficit of $18,350,491 from our inception in 1983 to December 31, 2009. We have no contingencies or long-term obligations except for our work commitments under our option and earn-in agreements.  These agreements can be terminated by us upon either 30 or 60 days notice.

Subject to the availability of funds, we were and are committed to making certain exploration work expenditures, lease and option payments, and claims maintenance payments on the following current properties in the forthcoming 12 months period:

Dutch Flat Project:

•	Required work expenditure: $1,000,000 by 12/31/09 and $1,500,000 by 12/31/10, of which $525,677 was completed by 12/31/09; Further work will depend upon the amount and timing of funding received.
•	Annual claims maintenance: $14,250; claims maintenance fees have been paid through August 31, 2010.
•	Annual payments: $0.

PPM Gold Project:
•	Required work expenditure: $375,000 through 12/31/09, and $675,000 through 12/31/10, of which $151,127 was completed by 12/31/09; Further work will depend upon the timing and amount of funds received.
•	Annual claims maintenance: $10,980. Claims maintenance fees have been paid through August 31, 2010.
•	Annual payments: $0

As of December 31, 2009, no annual payments were required for the Dutch Flat or PPM Gold projects or the Morgan Pass or the Argentite projects.  As of the date of this report, the claims maintenance fees for 2010 for the aforementioned projects are not due until July at the earliest.

We had a cash balance of $16,466 on December 31, 2009.  For the year ended December 31, 2009 we had a net cash outflow of $15,884.

During the twelve months ended December 31, 2009, we raised approximately $40,000, net of issuance costs, from the sale of common stock and warrants. These funds were used primarily for exploration activities, general and administrative including salaries, and to pay attorney’s and auditor’s fees in connection with the preparation of audited financial statements, and the preparation and filing of reports to the Securities and Exchange Commission.

Internal and External Sources of Liquidity

As of December 31, 2009, we had current assets of $16,466 compared to $33,013 at December 31, 2008. This decrease was due to the use of cash proceeds from the sale of our Common Stock for exploration activities and operating expenses. Current liabilities at December 31, 2009 of $939,738 were higher than the December 31, 2008 balance of $655,367 as additional funds were advanced by the Company’s directors. This resulted in a working capital deficit of $923,272 and $622,354 as of December 31, 2009 and 2008, respectively. Due to the sale of shares of our Common Stock, we were able to generate cash that was used to partially meet our working capital needs. In addition, shares were issued to a Joint Venture partner in lieu of cash in partial settlement of exploration costs paid. As a result of the additional issuances of our shares of Common Stock, any net income per share would be lower in future periods.

As discussed in this Report, for the remainder of the fiscal year 2010 we will need to raise additional funds to satisfy our work commitments on our exploration properties and pay for ongoing general and administrative expenses.  We intend to raise additional funds through the sale of our securities, consisting of common stock and warrants attempt to seek other alternative sources of cash flow. We  believe continued efforts to sell stock and warrants as well as advances from management will contribute toward funding our  activities until appropriate levels of funding can be arranged and/or revenue can be earned from the properties either through production or sale.  The global financial situation in 2008 and 2009 and the ensuing downturn in the economy and in the mineral exploration industry have severely restricted the ability of many junior resource companies to raise equity financing. Accordingly, we cannot assure that additional capital required to finance our operations will be available on acceptable terms, if at all. Any failure to secure additional financing may force us to modify our business plan and our exploration activity will continue to be postponed until market conditions improve.

In the event we are able to fund our working capital needs through the issuance of equity, our existing and future shareholders will be diluted and any net income per share would be lower in future periods.

In addition, we may enter into a joint venture arrangement on one or more of our leased properties. In the event our exploration is successful and mining eventually commences on one or more of our leased properties, we could then commence receiving revenues from the sale of gold and/or silver produced on these properties.  In addition, we cannot be assured of profitability in the future.  We continue to investigate other potential financing sources, including additional cash flow from small oil wells and to entertain potential joint venture partners.

We plan to continue doing some research and development with regard to investigating possible new exploration properties or new ventures.

At this time, we do not expect to purchase or sell any property or equipment over the next 12 months.

The Company does not currently expect a significant change in the number of its employees over the next 12 months.

Off-Balance Sheet Arrangement

At December 31, 2009, we were not a party to any transactions, obligations or relationships that could be considered off-balance sheet arrangements.

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

As of December 31, 2009, management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments.  Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures could have been more effective in detecting inappropriate application of US GAAP rules as more fully described below if the Company had had more financial resources and personnel.

The matters involving internal controls and procedures that the Company’s management identified as material weaknesses under COSO and SEC rules were: (1) inadequate segregation of duties consistent with control objectives; (2) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (3) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by the Company's Chief Financial Officer (who is also its Chief Executive Officer and Corporate Secretary) in connection with the preparation of our financial statements as of December 31, 2009 and communicated the matters to our Board of Directors.

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

 ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

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

Name	Age	Position
R Robert M. Shields, Jr.	71	Chief Executive Officer, President, Chief Financial Officer and Director, since 1983
Lewis B. Gustafson	76	Vice President of Exploration and Director, since 2005 and 2004 respectively
Ian C. MacDonald	63	Director, since 2007
John P. Ingersoll	79	Director, since 2004
Ralph W. Kettell, II	50	Director, since 2004

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

Lewis B. Gustafson.  Mr. Gustafson has been a Director of Piedmont since November 2004 and its Vice President-Exploration since March 2005. Mr. Gustafson has over 35 years of experience in exploration and economic geology.  He began his career as a geologist with The Anaconda Company. He spent seven years at the El Salvador mine in Chile, and then six years in Arizona where he became Chief Geologist in 1975. He then was Professor of Economic Geology for six years at the Australian National University in Canberra, Australia. From 1982 to 1986 he was Senior Staff Geologist and then Chief Research Geologist at Freeport Exploration Company in Reno, Nevada. From 1986 to 1991 he was a General Partner in Annapurna Exploration and a Vice President of REX Resources, Inc. Since 1986 he has been an Independent Geological Consultant to numerous international mining companies.

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

Ian C. MacDonald.  Mr. MacDonald has been a director since 2007.  Mr. MacDonald has over thirty years of experience in precious metals trading and investment banking. From 2007 to 2009 Mr. MacDonald has served as Executive Director of the Gold and Precious Metals Division of the Dubai Multi Commodities Centre (the “DMCC”).  The DMCC was created by the Dubai government to establish a commodity market place in Dubai.  Since 2004 he has operated his own precious metals advisory service, Ian C. MacDonald, LLC. From 1999 to 2004 he was Vice President and Manager of the Global Precious Metals department of Commerzbank AG in New York, where he managed their precious metals operations and dealings with central banks, mines, funds and industrial users of precious metals. He was then Executive Vice President of MKS Finance (USA) Inc., a Geneva based corporation providing advice to their precious metals clients. From 1988 to 2003 he was a director of The Gold Institute in Washington, DC. From 1982 to 1998 Mr. MacDonald was the founder and Manager of Credit Suisse’s Precious Metals Divisions. From 1969 to 1979 he was a director of Billiton (UK) Ltd. Mr. MacDonald was a director of the COMEX Division of the New York Mercantile Exchange for twenty years where he served on the advisory committee.

Mr. MacDonald holds a BA degree in Business (Marketing) from Highbury College in England. He is also a graduate of the Royal Marines Officer Training School in England and served more than three years in the Royal Marine Commandos.

John Phelps “Pete” Ingersoll Jr.  Mr. Ingersoll has been a director of Piedmont since 2004. Mr. Ingersoll has had more than 47 years of experience as a financial analyst in the metals and mining industry. Since July 2001, he has been a Director of Concentric Energy Corp., a natural resource company specializing in uranium and other mineral resources.  Since 1999, he has been a Director of E-VAT INC., a private research and development company developing an electrochemical process for recovering gold without the use of cyanide. He was a financial analyst in the mining industry with Salomon Brothers from 1982 to 1987, and then with Lehman Brothers from 1987 to 1992.

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

Ralph W. Kettell, II.  Mr. Kettell has been a director of Piedmont since 2004. Mr. Kettell has held a variety of positions in high-tech engineering design, commercial real estate and exploration for precious and energy related minerals.  Since 2005, Mr. Kettell has acted as the President and Chief Executive Officer for Nevada Fluorspar, Inc., a privately held natural resource company focused on resources related to the steel industry.  In 2003, he founded Concentric Energy Corp., a privately held natural resource company specializing in energy and industrial mineral resources.  Mr. Kettell served as the President and CEO of Concentric Energy Corp., from June 2003 until December 2005, and as Chairman and CEO from January 2006 until December 2006.  In 2003, Mr. Kettell co-founded AuEx, Inc., a Nevada based exploration company with properties in Nevada.  Mr. Kettell was also a director of AuEx, Inc. from 2003 until November 2005.  From September 2003 until May 2005, he was the Marketing Director of 321gold.com, a gold website on the Internet.  From 1990 to 2003, Mr. Kettell was the Vice President of Engineering of Lark Enterprises, Ltd., a high-tech R&D start-up.  Mr. Kettell holds a BS degree and an MS degree in Electrical Engineering from Lehigh University.  He was certified as a Professional Engineer in New York in 1985.

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

Our Board of Directors has not made a determination whether a director on the audit committee qualifies as an “audit committee financial expert.” Our Board of Director plans to make this determination in the near future.

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

After review and discussions, the Audit Committee recommended to the Board that the audited financial statements be included in the Company's Annual Report on Form 10-K for the year ended December 31, 2009.

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

Based solely on our review of the copies of such forms that we received, or written representations from certain reporting persons that no forms were required for those persons, we believe that during fiscal year 2009 all filing requirements applicable to our officers, directors and greater than 10% beneficial owners were complied with by such persons in a timely manner except for Mr. MacDonald.  Mr. Shields and Mr. Kettell each filed Forms 4 during the year for voluntary transactions that otherwise would have been required to be filed on Forms 5. Accordingly, they are not deemed “late” under voluntary provisions.

ITEM 11.  EXECUTIVE COMPENSATION

The following table summarizes all compensation paid to our Chief Executive Officer, President and Chief Financial Officer, and our Vice President of Exploration (the “Named Executive Officers”) for services rendered in all capacities for the years ended December 31, 2008 and 2009.

Summary of Paid Compensation Table*

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Non-Qualified Deferred Compensation on Earnings	All Other Compensation	Total

Robert M. Shields, Jr.	2009	$0	$0	0	0	0	$0	$0	$0
CEO, CFO	2008	$98,750	$0	0	0	0	$0	$0	$98,750

Lewis B. Gustafson	2009	$0	$0	0	0	0	$0	$0	$0
Vice President	2008	$5,950	$0	0	0	0	$0	$0	$5,950

*Table does not reflect all accrued and unpaid managements fees earned by  Mr. Shields and Mr. Gustafson during 2008 and 2009, which are disclosed under  Item 12 of this report.

Outstanding Equity Awards at Fiscal Year-End

Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date
(a)	(b)	(c)	(d)	(e)	(f)

Robert M. Shields, Jr.	1,500,000	0	0	$0.25	02/03/2012
Robert M. Shields, Jr.	500,000	0	0	$0.23	02/28/2011
Robert M. Shields, Jr.	1,000,000	0	0	$0.25	06/16/2011

Lewis B. Gustafson	250,000	0	0	$0.20	02/03/2010
Lewis B. Gustafson	700,000	0	0	$0.23	02/28/2011
Lewis B. Gustafson	100,000	0	0	$0.25	06/16/2011
Lewis B. Gustafson	100,000	0	0	$0.25	07/03/2010

John P. Ingersoll	250,000	0	0	$0.20	02/03/2010
John P. Ingersoll	100,000	0	0	$0.25	07/03/2010

Ralph W. Kettell, II	250,000	0	0	$0.20	02/03/2010

Ian C. MacDonald	250,000	0	0	$0.25	03/29/2012

Columns (g) through (j) have been omitted since the Company has not granted any stock awards in the year ended December 31, 2009.

Compensation of Directors

Reasonable expenses related to the performance of duties as a director are reimbursed upon submission of evidence for payment there from.  No compensation was  paid or accrued to the Company’s directors for the fiscal year ended December 31, 2009.  The Company did not grant any stock awards in 2009.

Employment Agreements

We have no employment agreements.

Stock Option Plans

There are no stock option plans.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table presents certain information regarding the beneficial ownership of all shares of common stock at February 19, 2010 for each executive officer and director of our Company and for each person known to us who owns beneficially more than five percent (5%) of the outstanding shares of our common stock.  Beneficial ownership is calculated based upon 71,123,643 issued and outstanding as of February 19, 2010.

	Common Shares Owned	Exercisable Options and Warrants	Total	Percentage

Robert M. Shields, Jr.	3,056,006	3,000,000	6,056,006	8.17%

Lewis B. Gustafson	100,000	900,000	1,000,000	1.39%

John P. Ingersoll	50,000	100,000	150,000	*

Ralph W. Kettell II	972,578	0	972,578	1.37%

Ian MacDonald	35,000	250,000	285,000	*

All directors and officers as a group (5 persons)	4,213,584	4,250,000	8,463,584	11.23%

Frank G. Diegmann	4,231,949	0	4,231,949	5.95%

Stephen Jones	5,448,864	1,812,500	7,261,364	9.96%

*Less than one percent 1%

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related Transactions

During the year ended December 31, 2009 the Company incurred management fees of $168,000 (2008: $164,000) to the Company’s President and CEO. In addition, the Company reimburses the President for office rent which totaled $19,200 for the year ended December 31, 2009 (2008: $19,200).  At December 31, 2009 a balance of $366,957 (2008: $166,316) was owing to the President and CEO for unpaid management fees, rent and expense reimbursements.

During the year ended December 31, 2009 the Company incurred exploration costs and fees of $4,984 (2008: $28,270) to the Company’s Vice-President.  At December 31, 2009 a balance of $33,254 (2008: $28,270) was owing to the Vice-President for unpaid fees, exploration costs and expense reimbursements.

From time to time, the Company’s officers and directors advance monies to the Company. These loans bear interest at 5% per annum. These loans are unsecured and have no fixed repayment terms. The unpaid balances relating to these advances, which include accrued interest, at December 31, 2009 and 2008 were $138,513 and $57,943 respectively.

No stock options were granted to its officers or directors by the Company for the year ended December 31, 2009.  All related party transactions involving provision of services or transfer of tangible assets in the normal course of business were recorded at the exchange amount, which is the value established and agreed to by the related parties reflecting arms length consideration payable for similar services or transfers.

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

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

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

Audit Fees

For the fiscal years ended 2009 and 2008, the aggregate fees billed for services rendered for the audits of the annual financial statements and the review of the financial statements included in the quarterly reports on Form 10-Q and the services provided in connection with the statutory and regulatory filings or engagements for those fiscal years and registration statements filed with the SEC was $32,000 and $38,500, respectively.

Audit-Related Fees

For the fiscal years ended December 31, 2009 and 2008, there were no fees billed for the audit or review of the financial statements that are not reported above under Audit Fees.

Tax Fees

For the fiscal years ended December 31, 2009 and 2008, there were no fees billed for tax services.

All Other Fees

For the fiscal years ended December 31, 2009 and 2008 there were no fees billed for services other than services described above.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENTS AND SCHEDULES

(a)(1)
Financial Statements. Consolidated balance sheet as of December 31, 2009 and December 31, 2008, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for each of the years in the 2 year period ended December 31, 2009.

(a)(2)	Schedules. All schedule have been omitted because they are not required, not applicable, or the information is otherwise set forth in the consolidated financial statements or the notes thereto.

(a)(3)	Exhibits.

Exhibit No.	Description
313.1	Articles of Incorporation of Piedmont Mining Company, Inc., filed July 25, 1983(1)
233.2	Amendment to Articles of Incorporation, filed August 1, 1983(1)
3.3.3	Amendment to Articles of Incorporation, filed June 11, 1984(1)
33.4	Amendment to Articles of Incorporation, filed June 24, 1984(1)
33.5	Amendment to Articles of Incorporation, filed July 23, 1987(1)
33.6	Amendment to Articles of Incorporation, filed September 2, 1987(1)
333.7	Amendment to Articles of Incorporation, filed June 7, 1988(1)
3 3.8	Amendment to Articles of Incorporation, filed June 15, 1994(1)
3.9	Amended and Restated Articles of Incorporation, filed December 17, 2007(2)
3.10	Bylaws of Piedmont Mining Company, Inc.(1)
3.11	Amendment to Bylaws adopted June 25, 1984(1)
3.12	Amendment to Bylaws adopted in 1988(1)
3.13	Amendment to Bylaws adopted May 17, 1988(1)
3.14	Amendment to Bylaws adopted May 17, 1988(1)
3.15	Amendment to Bylaws adopted April 7, 1989(1)
3.16	Amendment to Bylaws adopted March 14, 1990(1)
3.17	Amendment to Bylaws adopted September 26, 1990(1)
4 4.1	Form of Stock Specimen(3)
4.2	Form of Subscription Agreement(3)
4.3	Form of Warrant Agreement(3)
4.4	Form of Registration Rights Agreement(3)
4.5	Form of Investor Warrant(4)
4.6	Form of Placement Agent Warrant for Units(4)
4.7	Form of Subscription Agreement with Registration Rights(4)
4.8	Form of Subscription Agreement with Piggy Back Registration Right(4)
10.1	Mining Lease with Option to Purchase by and between Nevada Eagle Resources LLC and Piedmont Mining Company, Inc. dated as of November 11, 2005(3)
10.2	Exploration Agreement With Option to Form Joint Venture by and between Piedmont Mining Company, Inc. and Columbus Gold (U.S.) Corporation dated as of July 2, 2006(5)
10.3	Exploration Agreement with Option to Form a Joint Venture by and between Piedmont Mining Company, Inc. and Miranda U.S.A., Inc., dated April 17, 2007(7)
10.4	Services Agreement by and between Piedmont Mining Company, Inc. and Miranda Gold U.S.A., dated April 17, 2007(7)
10.5	Non-Qualified Stock Option Agreement by and between Piedmont Mining Company, Inc. and V. Richard Rabbito, dated April 9, 2008(8)
10.6	Services Agreement by and between Piedmont Mining Company, Inc. and Carlin Gold US, Inc., dated June 16, 2008(10)
10.7	Exploration Agreement with Option to Form Joint Venture by and between Piedmont Mining Company, Inc. and Carlin Gold US Inc., effective June 16, 2008 (10)
10.8	Letter of Intent by and between Piedmont Mining Company, Inc. and Nevada Eagle Resources LLC, dated March 10, 2009(11)
2121	Subsidiaries of Piedmont Mining Company, Inc.(3)
3132.1	Certification Pursuant to Section 302*
3132.2	Certification Pursuant to Section 302*
3232.1	Certification Pursuant to 18 U.S.C. Section 1350*
3232.2	Certification Pursuant to 18 U.S.C. Section 1350*
______________________________________
* filed with this Form 10-K

(1)	Incorporated by reference to Company’s Form 10-KSB (File No. 333-135376) filed with the Securities and Exchange Commission on March 31, 2008.
(2)	Incorporated by reference to Company’s Form 8-K (File No. 333-135376) filed with the Securities and Exchange Commission on December 20, 2007.
(3)	Incorporated by reference to Company’s Form SB-2 (File No. 333-135376) filed with the Securities and Exchange Commission on June 27, 2006.
(4)	Incorporated by reference to Company’s Form 8-K (File No. 333-135376) filed with the Securities and Exchange Commission on July 26, 2007.
(5)	Incorporated by reference to Company’s SB-2/A (File No. 333-135376) filed with the Securities and Exchange Commission on August 16, 2006.
(6)	Incorporated by reference to Company’s Form 8-K (File No. 333-135376) filed with the Securities and Exchange Commission on March 23, 2007.
(7)	Incorporated by reference to Company’s Form 8-K (File No. 333-135376) filed with the Securities and Exchange Commission on April 23, 2007.
(8)	Incorporated by reference to Company’s Form 8-K (File No. 333-135376) filed with the Securities and Exchange Commission on April 15, 2008.
(9)	Incorporated by reference to Company’s Form 8-K (File No. 001-34075) filed with the Securities and Exchange Commission on May 27, 2008.
(10)	Incorporated by reference to Company’s Form 8-K (File No. 001-34075) filed with the Securities and Exchange Commission on June 23, 2008.
(11)	Incorporated by reference to Company’s Form 8-K (File No. 001-34075) filed with the Securities and Exchange Commission on March 16, 2009.

SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereto duly authorized.

PIEDMONT MINING COMPANY, INC.

Date: March 31, 2010	By:	/s/ Robert M. Shields, Jr.
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
March 31, 2010
Robert M. Shields, Jr.

/s/ Lewis B. Gustafson	Director and Vice President of Explorations	March 31, 2010
Lewis B. Gustafson

/s/ John Phelps “Pete” Ingersoll	Director	March 31, 2010
John Phelps “Pete” Ingersoll

/s/ Ian C. MacDonald	Director	March 31, 2010
Ian C. MacDonald

	Director	March 31, 2010
Ralph W. Kettell, II

PIEDMONT MINING COMPANY, INC.
(An Exploration Stage Company)

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of Piedmont Mining Company, Inc. (an Exploration Stage Company)

We have audited the accompanying consolidated balance sheets of Piedmont Mining Company, Inc. (an Exploration Stage Company) as of December 31, 2009 and 2008 and the consolidated statements of operations, stockholders’ deficit and cash flows for the years then ended and the period from January 1, 2002 (Date of Inception of Exploration Stage) to December 31, 2009.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2009 and 2008 and the results of its operations and its cash flows and the changes in stockholders’ deficit for the years then ended and the period from January 1, 2002 (Date of Inception of Exploration Stage) to December 31, 2009 in accordance with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company is in the exploration stage and  has not generated revenues since inception, has incurred losses in developing its business, and further losses are anticipated.  The Company has a working capital deficiency of $923,272 at December 31, 2009 and requires additional funds to meet its obligations and the costs of its operations.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans in this regard are described in Note 1.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ DMCL
DALE MATHESON CARR-HILTON LABONTE LLP
CHARTERED ACCOUNTANTS
Vancouver, Canada
March 23, 2010

PIEDMONT MINING COMPANY, INC.
(An Exploration Stage Company)
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2009	2008
ASSETS	$	$

CURRENT ASSETS
Cash	16,466	582
Prepaid expenses and other	-	32,431
	16,466	33,013

MINERAL PROPERTIES (Note 3)	2	122,000
RECLAMATION BONDS (Note 3)	11,565	29,339
INTEREST IN OIL LEASES (Note 4)	2	-
PROPERTY AND EQUIPMENT (Note 5)	-	65

TOTAL ASSETS	28,035	184,417

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable	401,014	401,438
Due to related parties (Note 6)	538,724	253,929

TOTAL LIABILITIES	939,738	655,367

CONTINGENCIES AND COMMITMENTS (Notes 1 and 4)

STOCKHOLDERS' DEFICIT
Capital stock (Note 7)
Authorized: 50,000,000 Preferred stock $1.00 par value 200,000,000 Common stock no par value Common stock issued and outstanding: 70,123,643 shares (2008 – 68,615,310)	16,550,144	16,485,145
Additional paid-in capital	872,644	848,659
Share subscriptions received	16,000	-
Accumulated deficit	(12,564,287)	(12,564,287)
Deficit accumulated during the exploration stage	(5,786,204)	(5,240,467)
Total stockholders deficit	(911,703)	(470,950)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	28,035	184,417

The accompanying notes are an integral part of these consolidated financial statements

PIEDMONT MINING COMPANY, INC.
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended December 31, 2009	For the Year Ended December 31, 2008	For the Period from January 1, 2002 (Date of Inception of Exploration Stage) to December 31, 2009
	$	$	$
REVENUES
Oil revenues (Note 3)	3,233	-	3,233

EXPENSES
Depreciation	65	864	146,383
Exploration, geological and geophysical costs	67,144	450,109	2,319,510
Finance fees	-	100,000	191,200
General and administrative	89,020	213,259	898,572
Impairment of mineral properties (Note 4)	136,474	205,500	341,974
Management fees	191,984	285,217	1,014,872
Professional fees	85,383	180,583	862,661
	570,070	1,435,532	5,775,172

LOSS BEFORE OTHER ITEMS	(566,837)	(1,435,532)	(5,771,939)

INTEREST AND OTHER INCOME	21,100	3,198	32,325
OTHER NON-OPERATING LOSSES	-	-	(46,590)

NET LOSS FOR THE YEAR	(545,737)	(1,432,334)	(5,786,204)

BASIC AND DILUTED LOSS PER SHARE	(0.01)	(0.02)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING, BASIC AND DILUTED	69,692,981	66,241,138

The accompanying notes are an integral part of these consolidated financial statements

PIEDMONT MINING COMPANY, INC.
(An Exploration Stage Company)
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT
For the Period from January 1, 2002 (Date of Inception of Exploration Stage) to December 31, 2009

					Deficit
					Accumulated	Total
	Common Stock		Additional	Accumulated	During	Stockholders'
	Shares	Amount	Paid-in Capital	Deficit	Exploration Stage	Deficit
		$	$	$	$	$
Balance, December 31, 2001	37,152,646	12,335,434	371,075	(12,564,287)	-	142,222
Net loss	-	-	-	-	(202,264)	(202,264)

Balance, December 31, 2002	37,152,646	12,335,434	371,075	(12,564,287)	(202,264)	(60,042)
Net loss	-	-	-	-	(181,391)	(181,391)

Balance, December 31, 2003 as restated	37,152,646	12,335,434	371,075	(12,564,287)	(383,655)	(241,433)
Net loss	-	-	-	-	(162,439)	(162,439)

Balance, December 31, 2004	37,152,646	12,335,434	371,075	(12,564,287)	(546,094)	(403,872)
Stock issued upon conversion of debt	4,063,403	316,037	-	-	-	316,037
Sale of common stock	2,441,992	145,000	-	-	-	145,000
Common shares issued for mineral properties	300,000	24,500	-	-	-	24,500
Net loss	-	-	-	-	(462,889)	(462,889)

Balance, December 31, 2005	43,958,041	12,820,971	371,075	(12,564,287)	(1,008,983)	(381,224)
Sale of common stock, net of issuance costs	10,062,141	1,358,998	-	-	-	1,358,998
Common shares issued pursuant to mineral property option agreements	43,478	10,000	-	-	-	10,000
Stock-based compensation	-	-	123,367	-	-	123,367
Net loss	-	-	-	-	(1,140,612)	(1,140,612)

Balance, December 31, 2006	54,063,660	14,189,969	494,442	(12,564,287)	(2,149,595)	(29,471)
Sale of common stock, net of issuance costs	8,894,480	1,495,726	-	-	-	1,495,726
Common shares issued pursuant to mineral property option agreements	105,634	15,000	-	-	-	15,000
Warrants issued as finance fees	-	-	92,100	-	-	92,100
Stock-based compensation	-	-	143,500	-	-	143,500
Net loss	-	-	-	-	(1,658,538)	(1,658,538)

Balance, December 31, 2007	63,063,774	15,700,695	730,042	(12,564,287)	(3,808,133)	58,317
Sale of common stock, net of issuance costs	4,784,869	669,450	-	-	-	669,450
Common shares issued pursuant to mineral property option agreements	100,000	15,000	-	-	-	15,000
Common shares issued as finance fees	666,667	100,000	-	-	-	100,000
Stock-based compensation	-	-	118,617	-	-	118,617
Net loss	-	-	-	-	(1,432,334)	(1,432,334)

Balance, December 31, 2008	68,615,310	16,485,145	848,659	(12,564,287)	(5,240,467)	(470,950)

PIEDMONT MINING COMPANY, INC.
(An Exploration Stage Company)
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT
For the Period from January 1, 2002 (Date of Inception of Exploration Stage) to December 31, 2009

						Deficit
				Share		Accumulated	Total
	Common Stock		Additional	Subscriptions	Accumulated	During	Stockholders'
	Shares	Amount	Paid-in Capital	Received	Deficit	Exploration Stage	Deficit
		$	$	$	$	$	$
Balance, December 31, 2008	68,615,310	16,485,145	848,659	-	(12,564,287)	(5,240,467)	(470,950)
Sale of common stock, net of issuance costs	1,008,333	40,000	-	16,000	-	-	56,000
Common shares issued in settlement of debt	500,000	25,000	-	-	-	-	25,000
Stock-based compensation	-	-	23,984	-	-	-	23,984
Net loss	-	-	-	-	-	(545,737)	(545,737)

Balance, December 31, 2009	70,123,643	16,550,145	872,643	16,000	(12,564,287)	(5,786,204)	(911,703)

The accompanying notes are an integral part of these consolidated financial statements

PIEDMONT MINING COMPANY, INC.
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31, 2009	For the Year Ended December 31, 2008	For the Period from January 1, 2002 (Date of Inception of Exploration Stage) to December 31, 2009
	$	$	$

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the year	(545,737)	(1,432,334)	(5,786,204)
Adjustments to reconcile net loss to net cash from operating activities:
Mineral property impairments	136,475	205,500	341,974
Stock based compensation	23,984	118,617	409,468
Warrants issued as finance fees	-	-	92,100
Stock issued as finance fees	-	100,000	100,000
Other income	21,100	-	21,100
Depreciation	65	864	146,383
Gain (loss) on other non-operating activities	-	-	(21,000)
Changes in operating assets and liabilities:
Prepaid expenses and other	32,431	(11,263)	949
Due to related parties	283,395	170,921	443,516
Accounts payable and accrued liabilities	8,876	79,289	453,865
NET CASH FLOWS USED IN OPERATING ACTIVITIES	(39,411)	(768,406)	(3,797,849)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of shares for cash, net of issuance costs	40,000	669,450	3,709,174
Common share subscriptions	16,000	-	16,000
Convertible notes	-	-	291,145
NET CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	56,000	669,450	4,016,319

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	-	-	(5,579)
Purchase of oil and gas interest	(2)	-	(2)
Reclamation bond refund	1,797	-	1,797
Proceeds from non-operating activities	-	-	97,125
Mineral property costs	(2,500)	(66,339)	(296,042)
NET CASH FLOWS USED IN INVESTING ACTIVITIES	(705)	(66,339)	(202,701)

INCREASE (DECREASE) IN CASH	15,884	(165,295)	15,769
CASH, BEGINNING	582	165,877	697

CASH, ENDING	16,466	582	16,466

SUPPLEMENTAL CASH FLOW INFORMATION AND NON-CASH INVESTING AND FINANCING ACTIVITIES (Note 9)

The accompanying notes are an integral part of these consolidated financial statements

PIEDMONT MINING COMPANY, INC.
(An Exploration Stage Company)
NOTES TO CONSOLIDATED STATEMENTS
December 31, 2009

NOTE 1:              NATURE OF OPERATIONS

Piedmont Mining Company, Inc. (the Company) was formed in 1983 under the laws of North Carolina, USA and is currently in the exploration stage. Since 2002 the Company has been primarily involved in the evaluation and exploration of mineral properties.

The Company’s focus for the foreseeable future will be on the exploration of gold and silver mineral properties in Nevada  and also the acquisition of interests in producing oil and gas properties.

Going Concern
These financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America with the assumption applicable to a going concern which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.

The Company is in the exploration stage and to date has not yet generated any net revenues or cash flow from its activities, except for some minor cash flow from interests in two oil wells. The Company has a history of losses and has a working capital deficit of $923,272 and an accumulated deficit of $18,350,491 at December 31, 2009.  The Company is dependent on the continued support of its creditors and its ability to raise further capital to fund ongoing expenditures for exploration and administration. In current market conditions there is uncertainty that the necessary funding can be obtained as needed raising substantial doubt as to the ability of the Company to continue operating as a going concern.  These financial statements do not reflect any adjustments to the carrying values of assets that might result from the outcome of this uncertainty.

The Company plans to fund its ongoing operations primarily by way of private placements of its securities, cash flow from interests in producing oil wells and advances from management. Management believes continued efforts to sell stock and warrants as well as advances from management will contribute toward funding the Company’s activities until appropriate levels of funding can be arranged and/or revenue can be earned from the properties either through production or sale.  The global financial situation in 2008 and 2009 and the ensuing downturn in the economy and in the mineral exploration industry have severely restricted the ability of many junior resource companies to raise equity financing. If the Company is unsuccessful in raising adequate funding, exploration activity will continue to be postponed until market conditions improve.

NOTE 2:              SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation
These financial statements are presented in United States dollars and have been prepared in accordance with accounting principals generally accepted in the United States of America.

Basis of Consolidation
The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Net Colony, LLC and Piedmont Gold Company, Inc.  These subsidiaries have no material operations, tangible assets or liabilities.  All significant intercompany accounts and transactions, if any, have been eliminated in consolidation.

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

PIEDMONT MINING COMPANY, INC.
(An Exploration Stage Company)
NOTES TO CONSOLIDATED STATEMENTS
December 31, 2009

NOTE 2:              SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Comparative Figures
Certain comparative figures have been reclassified in order to conform to the current year’s financial statement presentation.

Cash
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

Financial Instruments
The fair value of the Company’s financial instruments, consisting of cash, accounts payable and amounts due to related parties were estimated to approximate their carrying values due to the immediate or short-term maturity of these financial instruments.  The fair value of the Company’s net smelter royalty obligations (refer to Note 4) is not determinable at the current stage of the Company’s exploration program.  Accordingly, no value has been assigned by management.

Asset Retirement Obligations
The Company records the fair value of an asset retirement obligation as a liability in the period in which it incurs an obligation associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development and/or normal use of the assets. The estimated fair value of the asset retirement obligation is based on the current cost escalated at an inflation rate and discounted at a credit adjusted risk-free rate.  This liability is capitalized as part of the cost of the related asset and amortized over its useful life.  The liability accretes until the Company settles the obligation.  To December 31, 2009 any potential costs relating to the ultimate disposition of the Company's mineral property interests are not determinable.

PIEDMONT MINING COMPANY, INC.
(An Exploration Stage Company)
NOTES TO CONSOLIDATED STATEMENTS
December 31, 2009

NOTE 2:              SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Impairment of Long-Lived Assets
The Company reviews property and equipment and certain identifiable intangibles, excluding goodwill, for impairment. Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable.  Recoverability of these assets is measured by comparison of the carrying amount to management’s estimates of future undiscounted cash flows the assets are expected to generate.  If property, plant, and equipment and certain identifiable intangibles are considered to be impaired, the impairment to be recognized equals the amount by which the carrying value of the assets exceeds fair market value.

Revenue Recognition
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

Income Taxes
The Company follows the liability method of accounting for income taxes.  Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax balances.  Deferred tax assets and liabilities are measured using enacted or substantially enacted tax rates expected to apply to the taxable income in the years in which those differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the date of enactment or substantive enactment.  As at December 31, 2009, the Company had net operating loss carry forwards; however, due to the uncertainty of realization, the Company has provided a full valuation allowance for the potential deferred tax assets resulting from these losses carry forwards.

Stock-Based Compensation
The Company records stock-based compensation using the fair value method. All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. Equity instruments issued to employees and the cost of the services received as consideration are measured and recognized based on the fair value of the equity instruments issued.

Recently Adopted Accounting Pronouncements
In June 2009, the Company adopted ASC 105, Generally Accepted Accounting Principles (“ASC 105”). ASC 105 defines the new hierarchy for U.S. GAAP and supersedes all accounting standards in U.S. GAAP, aside from those issued by the Securities and Exchange Commission. The Codification was effective for financial statements issued for reporting periods ending after September 15, 2009. The adoption of the Codification did not result in any overall changes to the accounting principles utilized and accordingly did not have a material impact on financial position, results of operations or cash flows.

PIEDMONT MINING COMPANY, INC.
(An Exploration Stage Company)
NOTES TO CONSOLIDATED STATEMENTS
December 31, 2009

NOTE 2:              SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recently Adopted Accounting Pronouncements (continued)
In June 2009, the Company adopted ASC 855, Subsequent Events (“ASC 855”), which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The new standard was effective for the Company for the quarter ended June 30, 2009. The adoption of this guidance did not have a material impact on the Company’s results of operations and financial position.

In August 2009, the Company adopted ASC 820, Fair Value Measurements and Disclosures – Measuring Liabilities at Fair Value (“ASC 820”), which provides additional guidance for estimating fair value when the volume and level of activity for the asset or liability have significantly decreased. This also includes guidance on identifying circumstances that indicate a transaction is not orderly. This requires the disclosure of the inputs and valuation technique(s) used to measure fair value and a discussion of changes in valuation techniques and related inputs, if any, during the period. The adoption of this statement did not have a material impact on the Company’s results of operations and financial position.

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

NOTE 4:              MINERAL PROPERTIES

The Company has entered into mineral property agreements as described below. A summary of capitalized costs is as follows:

	Balance as at December 31, 2007	Incurred during the year	Impairments	Balance as at December 31, 2008	Incurred during the year	Impairments	Balance as at December 31, 2009
	$	$	$	$	$	$	$
Antelope Ridge	68,500	-	(68,500)	-	-	-	-
Argentite Gold	-	-	-	-	2,500	(2,500)	-
Bullion Mountain	20,000	7,000	-	27,000	8,000	(35,000)	-
Dome Hi-Ho	107,000	30,000	(137,000)	-	-	-	-
Dutch Flat	35,000	-	-	35,000	-	(34,999)	1
Pasco Canyon	10,000	-	-	10,000	-	(10,000)	-
PPM Gold	25,000		-	25,000	-	(24,999)	1
Trinity Silver	10,000	-	-	10,000	-	(10,000)	-
Willow Creek	-	15,000	-	15,000	-	(15,000)	-
	275,500	52,000	(205,500)	122,000	10,500	(132,498)	2

Reclamation Bonds
PPM Gold	-	11,565	-	11,565	-	-	11,565
Willow Creek	-	17,773	-	17,773	(1,797)	(15,976)	-
	-	29,338	-	29,338	(1,797)	(15,976)	11,565

PIEDMONT MINING COMPANY, INC.
(An Exploration Stage Company)
NOTES TO CONSOLIDATED STATEMENTS
December 31, 2009

NOTE 4:              MINERAL PROPERTIES (continued)

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

Argentite Gold Project
On March 10, 2009, upon paying $2,500, the Company signed a Letter of Intent to enter into an Exploration Agreement with Option to form Joint Venture on the Argentite gold property in western Nevada once the gold price exceeds $1,000 per ounce for more than 25 consecutive business days, after 90 days from the date of signing the Letter of Intent or after further negotiations.  On signing the formal agreement, the Company would pay $8,000 and then undertake a work commitment of $750,000 over a five year period to earn a 51% interest in the property and the project, or up to a 70% interest upon completion of a bankable feasibility study.  In addition, the Company would make annual payments of $10,000 by the first anniversary of the agreement, $15,000 on the second anniversary, $20,000 by the third anniversary and $25,000 by the fourth anniversary, all of which would be creditable against the work commitment. The Option and Earn-In Agreement was not signed at December 31, 2009 and the company has written off the $2,500.

Bullion Mountain Project
Effective November 11, 2005, the Company entered into a ten year Mining Lease with Option to Purchase on 17 claims in Lander County, Nevada pursuant to the following terms:

1.	Lease payments required:
	a)	On signing:	$5,000 plus $2,274 in claims fees reimbursement, paid
	b)	First anniversary:	$5,000, paid
	c)	Second anniversary:	$10,000, paid
	d)	Third anniversary and each thereafter:	$15,000
2.	The Company must expend the following additional amounts in exploration and maintenance of the property during the first two years of the Agreement:
	a)	By November 2006:	$20,000, completed
	b)	By November 2007:	$50,000
In September, 2007, this agreement was amended. The time for completing the remaining work obligation was extended indefinitely.

This agreement was terminated subsequent to year end.  As a result, the Company recorded an impairment loss of $35,000 at December 31, 2009.

Dome-Hi-Ho Project
Effective on April 26, 2005, the Company entered into a five year Exploration and Option to enter into a Joint Venture Agreement on 44 claims in Lander County, Nevada. The Company made lease and option payments totaling $137,000 and incurred $350,510 in exploration costs with respect to the Project. In June, 2008, the Company terminated this agreement because the drilling results were not sufficiently encouraging to warrant further expenditures on the project and recorded an impairment loss of $137,000 in the year ended December 31, 2008.

PIEDMONT MINING COMPANY, INC.
(An Exploration Stage Company)
NOTES TO CONSOLIDATED STATEMENTS
December 31, 2009

NOTE 4:              MINERAL PROPERTIES (continued)

Dutch Flat Gold Project
On July 2, 2006, the Company entered into a five year Exploration Agreement with Option to form Joint Venture on 114 claims in Humboldt County, Nevada (the ‘Dutch Flat Project’) pursuant to the following terms:

1.	Payment upon signing: $35,000, paid
2.	The Company shall expend the following sums on exploration and maintenance of the property during the first 5 years of the Agreement:
Year 1	$200,000, completed
Year 2	$300,000, completed
Year 3	$500,000
Year 4	$500,000
Year 5	$500,000
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

As of December 31, 2009, the Company has made the initial payment of $35,000 and has incurred $525,677 in exploration costs with respect to the Dutch Flat Project.  The Company has not been able to meet its work expenditure requirements in a timely manner due to lack of adequate funding but is planning to do further exploration work when funds become available.  As a result, the Company has written down the carrying value of this project to $1.00.

Pasco Canyon Project
On February 14, 2006, the Company entered into a five year Option Agreement on 24 claims in Nye County, Nevada.

As of December 31, 2009, the Company had made lease payments totaling $10,000 and had incurred $47,315 in exploration expenditures with respect to the Pasco Canyon Project. In December 2009, this agreement was terminated due to the Company’s inability to fund the required exploration expenditures in a timely manner.  As a result, the Company recorded an impairment loss of $10,000 at December 31, 2009.

PPM Gold Project
In April, 2007, the Company signed an “Exploration Agreement with Option to form Joint Venture” (the “Exploration Agreement”) with Miranda US, Inc., a wholly-owned subsidiary of Miranda Gold Corp. (“Miranda”), a Canadian corporation listed on the TSX Venture Exchange.

Under the terms of the Exploration Agreement, the Company has an option to earn a 55% interest in 81 mining claims, located in Humboldt County, Nevada pursuant to the following terms:

1.	On signing: $25,000 to within 30 days of the effective date of the Exploration Agreement, paid

2.	The Company shall incur a total of $1,750,000 in exploration work during a five year period as follows:
Year 1	$175,000, partial completion
Year 2	An additional $200,000
Year 3	An additional $300,000
Year 4	An additional $425,000
Year 5	An additional $650,000 .

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

PIEDMONT MINING COMPANY, INC.
(An Exploration Stage Company)
NOTES TO CONSOLIDATED STATEMENTS
December 31, 2009

NOTE 4:           MINERAL PROPERTIES (continued)

PPM Gold Project (continued)
As of December 31, 2009, the Company had expended $114,561 on this property.  The Company has not been able to meet its work expenditure requirements in a timely manner but is planning to do further exploration work when funds become available.  As a result, the Company has written down the carrying value of this project to $1.00.

Trinity Silver Project
Effective on September 15, 2005, the Company entered into an Exploration and Development Agreement on the Trinity Silver Project in Pershing County, Nevada.  The TSP consists of various claims, 1,280 acres of fee land and 2,560 acres of sub-leased fee land.

The Company made lease payments totaling $10,000 and incurred $619,408 in exploration and property maintenance through June 30, 2009.  This agreement was terminated during the year ended December 31, 2009 due to the Company’s inability to fund its exploration expenditure requirements on the project.  As a result, the Company has recorded an impairment loss of $10,000.

Willow Creek Project
On June 16, 2008, the Company entered into an Exploration Agreement with Option to form a Joint Venture with Carlin Gold Corporation (“Carlin”) on the Willow Creek property, located in Elko County, Nevada. An initial payment of $10,000 had been made in November, 2007 and $300,000 was advanced to Carlin on signing the agreement to cover the first year’s work commitment.  In addition, 100,000 common shares valued at $15,000 were issued to Carlin on July 8, 2008 to acquire the option interest which was capitalized as a mineral property acquisition cost.

As of December 31 2009, the Company had expended $300,000 in exploration costs including the cost of a reclamation bond of $17,733.  During the fourth quarter of the year ended December 31, 2009 this agreement was terminated and as a result the Company recorded an impairment loss of $15,000 at December 31, 2009.  In addition, the Company has written off a reclamation bond in the amount of $15,976, net of recoveries, due to the uncertainty of recovery.

The Company was advised by its attorneys that Carlin claims a balance of $87,372 for uncompleted work expenditure requirements owing to them under the above agreement.  The Company believes this claim is without foundation or merit and is disputing the amount.  The Company has not recorded a liability in relation to the foregoing matters as the amount and likelihood of loss, if any, cannot be determined at this time.

Morgan Pass Project
On May 20, 2008, the Company signed a Letter of Intent with Nevada Eagle Resources LLC, a wholly owned subsidiary of Gryphon Gold Corporation on the Morgan Pass property located in Elko County, Nevada.  The Letter of Intent is effective for five years, during which the parties will negotiate an “Exploration Agreement with Option to Form Joint Venture” at such time as the property is released into “multiple use” from a “wilderness study area”. Mineral exploration is not permitted on BLM land that is classified as ‘Wilderness Study’.  However, the BLM has recommended that this area be removed from Wilderness Study and placed back into the ‘Multiple Use’ category, whereupon exploration and drilling may then be permitted.

The Company must:
-	Make payments for staking and registration of initial claims (paid)
-	Commencing with the 2008-2009 assessment year, make all required maintenance payments (paid to 2009)
-	Make a payment of $20,000 upon release of the properties into “multiple use” classification
-
Upon release of the properties into “multiple use”, a five year option and earn in agreement would be signed and a work program totaling $750,000 over a five year period would commence from the date of signing of the formal agreement.

As of December 31, 2009, the Company had incurred $17,666 in exploration and maintenance costs and the property is still classified as a “wilderness study area”.

PIEDMONT MINING COMPANY, INC.
(An Exploration Stage Company)
NOTES TO CONSOLIDATED STATEMENTS
December 31, 2009

NOTE 5:           EQUIPMENT

	December 31, 2009	December 31, 2008

Computer Equipment	$5,579	$5,579
Less: accumulated depreciation	(5,579)	(5,514)
	$-	$65

NOTE 6:           DUE TO RELATED PARTIES AND RELATED PARTY TRANSACTIONS

During the year ended December 31, 2009 the Company incurred management fees of $168,000 (2008: $164,000) to the Company’s President and CEO. In addition, the Company reimburses the President for office rent which totaled $19,200 for the year ended December 31, 2009 (2008: $19,200).  At December 31, 2009 a balance of $366,957 (2008: $166,316) was owing to the President and CEO for unpaid management fees, rent and expense reimbursements.

During the year ended December 31, 2009 the Company incurred exploration costs and fees of $4,984 (2008: $28,270) to the Company’s Vice-President.  At December 31, 2009 a balance of $33,254 (2008: $28,270) was owing to the Vice-President for unpaid fees, exploration costs and expense reimbursements.

From time to time, the Company’s officers and directors advance monies to the Company. These loans bear interest at 5% per annum. These loans are unsecured and have no fixed repayment terms. The unpaid balances relating to these advances, which include accrued interest, at December 31, 2009 and 2008 were $138,513 and $57,943 respectively.

No stock options were granted to its officers or directors by the Company for the year ended December 31, 2009.  All related party transactions involving provision of services or transfer of tangible assets in the normal course of business were recorded at the exchange amount, which is the value established and agreed to by the related parties reflecting arms length consideration payable for similar services or transfers.

NOTE 7:           CAPITAL STOCK

Share Capital
The Company’s capitalization is 50,000,000 authorized preferred shares with a par value of $1.00 per share and 200,000,000 common shares with no par value.

Common share transactions:

During the year ended December 31, 2009, the Company completed the following equity transactions:

In January, 2009, the Company completed a private placement offering of 125,000 units, consisting of one share of common stock and one common stock purchase warrant at a price of $0.04 per unit, for proceeds of $5,000.  The warrants are exercisable for a period of two years and entitle the holder to purchase one share of common stock for $0.10 per share.

In March, 2009, the Company completed a private placement offering of 100,000 units, consisting of one share of common stock and one common stock purchase warrant at a price at a price of $0.05 per unit, for proceeds of $5,000.  The warrants are exercisable for a period of two years and entitle the holder to purchase one share of common stock for $0.15 per share.

In March, 2009, the Company completed a private placement offering of 200,000 units, consisting of one share of common stock and one common stock purchase warrant at a price at a price of $0.05 per unit, for proceeds of $10,000.  The warrants are exercisable for a period of two years and entitle the holder to purchase one share of common stock for $0.10 per share.

In March, 2009, the Company issued 500,000 shares of common stock for $25,000 valued at market at $0.05 per share, pursuant to a letter agreement, as partial satisfaction of outstanding debt.

PIEDMONT MINING COMPANY, INC.
(An Exploration Stage Company)
NOTES TO CONSOLIDATED STATEMENTS
December 31, 2009

NOTE 7:           CAPITAL STOCK (continued)

In May, 2009, the Company completed a private placement offering of 500,000 units, consisting of one share of common stock and one common stock purchase warrant at a price at a price of $0.03 per unit, for proceeds of $15,000.  The warrants are exercisable for a period of three years and entitle the holder to purchase one share of common stock for $0.05 per share.

In July, 2009, the Company completed a private placement offering of 83,333 units, consisting of one share of common stock and one common stock purchase warrant at a price at a price of $0.06 per unit, for proceeds of $5,000.  The warrants are exercisable for a period of two years and entitle the holder to purchase one share of common Stock for $0.10 per Share.

During the year ended December 31, 2008, the Company completed the following equity transactions:

In February, 2008, the Company completed a private placement offering of 74,967 units, consisting of one share of common stock and one common stock purchase warrant at a price at a price of $0.30 per unit, for proceeds of $22,490.  The warrants are exercisable for a period of two years and entitle the holder to purchase one share of common stock (the “warrant shares”) for $0.60 per warrant share.

In March, 2008, the Company completed a private placement offering of 53,571 units, consisting of one share of common stock and one common stock purchase warrant at a price at a price of $0.28 per unit, for proceeds of $15,000.  The warrants are exercisable for a period of two years and entitle the holder to purchase one share of common stock (the “warrant shares”) for $0.50 per warrant share.

In April, 2008, the Company completed a private placement offering of 86,000 units, consisting of one share of common stock and one common stock purchase warrant at a price at a price of $0.175 per unit, for proceeds of $15,050.  The warrants are exercisable for a period of two years and entitle the holder to purchase one share of common stock for $0.27 per share.

In April, 2008, the Company completed a private placement offering of 312,500 units, consisting of one share of common stock and one common stock purchase warrant at a price at a price of $0.16 per unit, for proceeds of $50,000.  The warrants are exercisable for a period of two years and entitle the holder to purchase one share of common stock for $0.25 per share.

In April, 2008, 737,833 shares of common stock were issued upon the exercise of warrants. The exercise price of the warrants was $0.15, which resulted in gross proceeds to the company of $110,675.

In May, 2008, the Company completed a private placement offering of 3,203,331 units, consisting of one share of common stock and one common stock purchase warrant at a price at a price of $0.15 per unit, for proceeds of $480,500 less broker commission of $43,245 for net proceeds of $437,255.  The warrants are exercisable for a period of two years and entitle the holder to purchase one share of common stock for $0.26 per share. In addition to the cash commission, the broker received a warrant exercisable for a period of two years which entitles the broker to purchase up to 320,333 shares of common stock for $0.15 per warrant share.

In July, 2008, 100,000 shares of common stock for $15,000 valued at market were issued on signing a 5 year option and earn in agreement on the Willow Creek property.

In August, 2008, 666,667 shares of common stock were issued in lieu of cash pursuant to two Engagement Letters with funding groups. The shares were valued at market at $0.15 per share for a total of $100,000. Both engagements have been terminated and no funds were raised and as a result, the $100,000 has been fully expensed.

In October, 2008, the Company completed a private placement offering of 166,667 units, consisting of one share of common stock and one common stock purchase warrant at a price at a price of $0.06 per unit, for proceeds of $10,000.  The warrants are exercisable for a period of two years and entitle the holder to purchase one share of common stock for $0.15 per share.

In October, 2008, the Company completed a private placement offering of 150,000 units, consisting of one share of common stock and one common stock purchase warrant at a price at a price of $0.06 per unit, for proceeds of $9,000.  The warrants are exercisable for a period of two years, entitling the holder to purchase one share of common stock for $0.15 per share.

PIEDMONT MINING COMPANY, INC.
(An Exploration Stage Company)
NOTES TO CONSOLIDATED STATEMENTS
December 31, 2009

NOTE 7:            CAPITAL STOCK (continued)

Stock-Based Compensation and Other Equity Transactions
The Company does not have a stock-based compensation plan. The Company’s Compensation Committee makes recommendations to the Board of Directors for the granting of awards of stock options to its officers and directors on a discretionary basis.

On April 9, 2008, 150,000 stock options were granted to a consultant, of which 75,000 vested immediately and 75,000 vested on the first anniversary in 2009. The term of this award is three years. The Company estimated the fair value of these options to be $18,700 at the date of grant, using the BSM pricing model using an expected life of 3 years, a risk-free interest rate of 4.45% and an expected volatility of 109%.

Of the 450,000 stock options granted during the year ended December 31, 2007, 150,000 vested in 2007; 150,000 vested in 2008; and the remainder vested in 2009. The terms of these awards are three to five years.  The fair value of these options was $43,900 at the 2007 grant date.

Total compensation expense for the years ended December 31, 2009 and 2008 were $23,984 and $118,617, respectively, according to the vesting schedule. As of December 31, 2009, all stock options were fully vested.

Below is a summary of the stock option activity for the year ended December 31, 2009 and 2008:

		Weighted
	Number of	Average
	Options	Exercise Price
Total Options:		$
Outstanding, December 31, 2007	5,975,000	0.235
Cancelled March 4, 2008	(400,000)	0.200
Granted April 9, 2008	150,000	0.280
Outstanding, December 31, 2008	5,725,000	0.239
Expired December 28, 2009	(250,000)	0.270
Outstanding, December 31, 2009	5,475,000	0.237

		Weighted
	Number of	Average
	Options	Fair Value
Non-vested Options		$
Non-vested options, December 31, 2007	1,150,000	0.11
Granted April 9, 2008	150,000	0.12
Vested	(1,075,000)	0.11
Non-vested options, December 31, 2008	225,000	0.11
Vested	(225,000)	0.11
Non-vested options, December 31, 2009	-	0.00

The following tables summarize information and terms of the options outstanding and exercisable:

		Weighted			Weighted
		Average			Average
		Remaining	Weighted		Remaining	Weighted
Range of	Number	Contractual	Average	Number	Contractual	Average
Exercise Prices	of Shares	Life (in years)	Exercise Price	of Shares	Life (in years)	Exercise Price

Options outstanding at December 31, 2009				Options exercisable at December 31, 2009
$ 0.20 – 0.28	5,475,000	1.30	$ 0.237	5,475,000	1.30	$ 0.237

Options outstanding at December 31, 2008				Options exercisable at December 31, 2008
$ 0.20 – 0.28	5,725,000	2.23	$ 0.239	5,500,000	2.135	$ 0.238

The outstanding and exercisable stock options had no intrinsic value at December 31, 2009.

PIEDMONT MINING COMPANY, INC.
(An Exploration Stage Company)
NOTES TO CONSOLIDATED STATEMENTS
December 31, 2009

NOTE 7:           CAPITAL STOCK (continued)

Common stock purchase warrants
Total outstanding warrants at December 31, 2009 were 6,454,868.  The exercise prices on all warrants range from $0.05 to $0.60 per share. The warrants are exercisable immediately upon issuance and the expiration dates range between two and five years after issuance.

Total outstanding warrants at December 31, 2008 were 10,479,035.  The exercise prices on all warrants range from $0.15 to $0.60 per share. The warrants are exercisable immediately upon issuance and the expiration dates range between two and five years after issuance.

During the year ended December 31, 2009, the Company issued warrants relating to unit private placements granting holders the right to purchase 1,008,333 shares of common stock. The exercise price on these warrants range from $0.05 to $0.15 per share. The warrants were exercisable immediately upon issuance and the expiration dates are two years after issuance. The Company estimated the total fair market value of these warrants to be $6,200 at the date of grant, using the BSM pricing model using an expected life of one year, a risk-free interest rate of 2% and an expected volatility of 109%. The fair value of the warrants has been included in capital stock.

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

The warrants exercisable at December 31, 2009 had no intrinsic value.

A summary of the Company’s stock purchase warrants as of December 31, 2009 is presented below:

	Number of Warrants	Weighted average exercise price	Weighted average remaining life (years)
Balance, December 31, 2008	10,479,035	0.32	1.09
Issued	1,008,333	0.08	1.07
Exercised	-		-
Expired	(5,032,500)	0.37	-
Balance, December 31, 2009	6,454,868	0.24	0.69

NOTE 8:           INCOME TAXES

The provision for income taxes differs from the result which would be obtained by applying the statutory income tax rate to income before income taxes.  The difference results from the following items:

	2009	2008
Net loss before income taxes	$(545,737)	$(1,432,334)
Statutory tax rate	42%	42%

Expected tax expense (recovery)	(229,210)	(601,580)
Increase in valuation allowance	229,210	601,580

Income tax provision	$-	$-

PIEDMONT MINING COMPANY, INC.
(An Exploration Stage Company)
NOTES TO CONSOLIDATED STATEMENTS
December 31, 2009

NOTE 8:           INCOME TAXES (continued)

As of December 31, 2009, the Company has net operating loss carry-forwards amounting to approximately $13,294,617 which may be available to reduce future year’s taxable income.  These carry-forwards will expire, if not utilized, commencing in 2009.  Management believes that the realization of the benefits from this deferred tax assets appears uncertain due to the Company’s limited operating history and continuing losses.  Accordingly a full, deferred tax asset valuation allowance has been provided and no deferred tax asset benefit has been recorded.

The Company’s tax-effected deferred income tax assets are estimated as follows:

	2009	2008
Potential future income tax assets:
Non-capital losses available	$5,583,739	$5,880,247
Less: valuation allowance	(5,583,739)	(5,880,247)

Net deferred income tax asset	$-	$-

The Company has uncertain tax positions for which the possible liability for penalties and interest is not currently reliably estimable by management.  Management has considered the likelihood and significance of possible penalties associated with its current and intended filing positions and has determined, based on their assessment, that such penalties, if any, would not be expected to be material.

As the Company has incurred losses since inception there it is not likely there would be  significant exposure to penalties for income tax liability.

Inherent uncertainties arise over tax positions taken, or expected to be taken, with respect to transfer pricing, financing charges, fees, related party transactions, tax credits, tax based incentives and stock based transactions. Management has not recognized any tax benefits related to these uncertainties.

Disclosure concerning certain carry-forward tax pools, temporary and permanent timing differences in tax basis versus reported amounts may be impacted by assessing practices and tax code regulations when income tax returns are filed up to date. As a 100% valuation allowance has been provided against deferred tax assets reported in these financial statements, there would be no significant net impact to the current and deferred income tax disclosures or reconciliations reported.

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

During the year 2009, the Company did not recognize any interest and penalties.

PIEDMONT MINING COMPANY, INC.
(An Exploration Stage Company)
NOTES TO CONSOLIDATED STATEMENTS
December 31, 2009

NOTE 9:           SUPPLEMENTAL CASH FLOW INFORMATION AND NONCASH INVESTING AND FINANCING ACTIVITIES

In March, 2009, the Company issued 500,000 shares of Common Stock with a fair value of $0.05 per share or $25,000, pursuant to a letter agreement as partial satisfaction of outstanding debt.

In July, 2008, 100,000 shares of Common Stock valued at $15,000 were issued on signing an agreement on the Willow Creek property.

In August, 2008, 666,667 shares of Common Stock valued at $100,000 were issued pursuant to two engagement letters with funding groups.  Both engagements have been terminated and no funds have been raised and as a result the $100,000 has been fully expensed.

Year Ended December 31,
Other Information:	2009	2008
	$	$
Interest paid	-	-
Income taxes paid	-	-

NOTE 10:         SUBSEQUENT EVENTS

In January, 2010, the Company completed a private placement offering of 1,000,000 units, consisting of one share of Common Stock and one common stock purchase warrant at a price of $0.016 per unit, for proceeds of $16,000.  The warrants are exercisable for a period of three years and entitle the holder to purchase one share of common stock for $0.03 per share.  At December 31, 2009, the $16,000 had been received.

In February, 2010, the Company completed a private placement offering of 500,000 units, consisting of one share of Common Stock and one common stock purchase warrant at a price of $0.02 per unit, for proceeds of $10,000.  The warrants are exercisable for a period of three years and entitle the holder to purchase one share of common stock for $0.04 per share.

In March, 2010, the Company completed a private placement offering of 300,000 units, consisting of one share of Common Stock and one common stock purchase warrant at a price of $0.025 per unit, for proceeds of $7,500.  The warrants are exercisable for a period of two years and entitle the holder to purchase one share of common stock for $0.04 per share.