Form 10-Q
period 2010-03-31
Piedmont Mining Company, Inc.
filed 2010-05-20
CIK 1366826

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2010

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
 Yes ☒                                No ☐

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐                      No ☒

As of May  12, 2010 there were 72,090,310 outstanding shares of the issuer’s common stock.

PIEDMONT MINING COMPANY, INC.

FORM 10-Q INDEX

PIEDMONT MINING COMPANY, INC.
(An Exploration Stage Company)

CONSOLIDATED BALANCE SHEETS
(unaudited)
	March 31, 2010	December 31, 2009

ASSETS

CURRENT ASSETS
Cash	$822	$16,466

RECLAMATION BOND (Note 4)	11,565	11,565
MINERAL PROPERTIES (Note 4)	2	2
INTEREST IN OIL LEASES (Note 3)	2	2

	$12,391	$28,035

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable	$403,273	$401,014
Due to related parties (Note 6)	589,664	538,724
	992,937	939,738

CAPITAL STOCK (Note 7)
Authorized: 50,000,000 Preferred stock $1.00 par value 200,000,000 Common stock no par value Common stock issued and outstanding: 71,923,643 shares (2009 – 70,123,643)	16,583,644	16,550,144
ADDITIONAL PAID IN CAPITAL	872,644	872,644
SHARE SUBSCRIPTIONS RECEIVED	-	16,000
ACCUMULATED DEFICIT	(12,651,287)	(12,564,287)
DEFICIT ACCUMULATED DURING THE EXPLORATION STAGE	(5,872,547)	(5,786,204)

STOCKHOLDERS’ DEFICIT	(980,546)	(911,703)

	$12,391	$28,035

CONTINGENCIES AND COMMITMENTS (Notes 1 and 4)
SUBSEQUENT EVENT (Note 9)

The accompanying notes are an integral part of these financial statements.

PIEDMONT MINING COMPANY, INC.
(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF LOSS
(unaudited)

	Three months ended March 31, 2010	Three months ended March 31, 2009	For the Period from January 1, 2002 (Date of Inception of Exploration Stage) to March 31, 2010

REVENUES
Oil revenues	$-	$-	$3,233

EXPENSES
Depreciation	-	65	146,383
Exploration, geological and geophysical costs	577	28,196	2,320,087
Finance fees	-	-	191,200
General and administrative	12,319	56,763	910,891
Impairment of mineral properties (Note 4)	-	-	341,974
Management fees	42,000	49,134	1,056,872
Professional fees	31,447	42,080	894,108
	86,343	176,238	5,861,515

LOSS BEFORE OTHER ITEMS	(86,343)	(176,238)	(5,858,282)

OTHER ITEMS
Interest income	-	-	32,325
Other non-operating losses	-	-	(46,590)

NET LOSS FOR THE PERIOD	$(86,343)	$(176,238)	$(5,872,547)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING, BASIC AND DILUTED	71,236,976	68,745,588

BASIC AND DILUTED LOSS PER SHARE	$(0.001)	$(0.003)

The accompanying notes are an integral part of these financial statements.

PIEDMONT MINING COMPANY, INC.
(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three months ended March 31, 2010	Three months ended March 31, 2009	For the Period from January 1, 2002 (Date of Inception of Exploration Stage) to March 31, 2010

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(86,343)	$(176,238)	$(5,872,547)
Adjustments to reconcile net loss to net cash from operating activities
- depreciation	-	65	146,383
- impairment of mineral properties	-	-	341,974
- stock based compensation	-	7,134	409,468
- warrants issued as finance fee	-	-	92,100
- stock issued as finance fee	-	-	100,000
- other income	-	-	21,100
- loss on other non-operating activities	-	-	(21,000)
Changes in operating assets and liabilities:
- prepaid expenses and other	-	26,607	949
- due to related parties	50,940	60,876	494,456
- accounts payable and accrued liabilities	2,259	63,985	456,124

NET CASH USED IN OPERATING ACTIVITIES	(33,144)	(17,571)	(3,830,993)

CASH FLOWS USED IN INVESTING ACTIVITIES
Refund of reclamation bond	-	-	1,797
Purchase of equipment	-	-	(5,579)
Purchase of oil and gas interests	-	-	(2)
Mineral property costs	-	(2,500)	(296,042)
Proceeds from non-operating activities	-	-	97,125

NET CASH USED IN INVESTING ACTIVITIES	-	(2,500)	(202,701)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of shares for cash, net of issuance costs	17,500	20,000	3,742,674
Convertible notes	-	-	291,145

NET CASH FROM FINANCING ACTIVITIES	17,500	20,000	4,033,819

INCREASE (DECREASE) IN CASH	(15,644)	(71)	125

CASH, BEGINNING	16,466	582	697

CASH, ENDING	$822	$511	$822

SUPPLEMENTARY CASH FLOW INFORMATION (Note 8)

The accompanying notes are an integral part of these financial statements.

PIEDMONT MINING COMPANY, INC. (An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010
(unaudited)

NOTE 1:              NATURE OF OPERATIONS

Piedmont Mining Company, Inc. (the Company) was formed in 1983 under the laws of North Carolina, USA and is currently in the exploration stage. Since 2002 the Company has been primarily involved in the evaluation and exploration of mineral properties in the state of Nevada.

The Company’s focus is on the exploration of gold and silver mineral properties in Nevada and also the acquisition of interests in producing oil and gas properties.

Going Concern
These financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America with the assumption applicable to a going concern which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.

The Company is in the exploration stage and to date has not yet generated any net revenues or cash flow from its activities, except for some minor cash flow from interests in two oil wells. The Company has a history of losses and has a working capital deficit of $992,115 and an accumulated deficit of $18,436,834 at March 31, 2010.  The Company is dependent on the continued support of its creditors and its ability to raise further capital to fund ongoing expenditures for exploration and administration. In current market conditions there is uncertainty that the necessary funding can be obtained as needed raising substantial doubt as to the ability of the Company to continue operating as a going concern.  These financial statements do not reflect any adjustments to the carrying values of assets that might result from the outcome of this uncertainty.

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

Unaudited Interim Financial Statements
The accompanying unaudited interim consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. They may not include all information and footnotes required by United States generally accepted accounting principles for complete financial statement disclosure. However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended December 31, 2009, included in the Company’s Form 10-K filed with the Securities and Exchange Commission on March 31, 2010. The unaudited interim consolidated financial statements should be read in conjunction with those financial statements included in the Form 10-K. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three months ended March 31, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.

NOTE 2:              RECENT ACCOUNTING PRONOUNCEMENTS

In June 2009, the FASB issued authoritative guidance on the consolidation of variable interest entities, which is effective for the Company beginning January 1, 2010. The new guidance requires revised evaluations of whether entities represent variable interest entities, ongoing assessments of control over such entities, and additional disclosures for variable interests. The adoption of this new guidance did not have a material impact on the financial statements.

Certain other recent accounting pronouncements have not been disclosed as they are not applicable to the Company.

PIEDMONT MINING COMPANY, INC. (An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010
(unaudited)

NOTE 3:              INTERESTS IN OIL LEASES

The Company has been granted interests in two oil wells in Tennessee in consideration for $2 consisting of a 10.5% undivided working interest in one well and a 6% over-riding royalty interest in another.  Cash flow from oil production commenced in 2009.

NOTE 4:              MINERAL PROPERTIES

The Company has entered into mineral property agreements as described below. A summary of capitalized costs is as follows:

Balance as at December 31, 2009
and March 31, 2010

Dutch Flat	$1
PPM Gold	1
$2

Reclamation Bonds
PPM Gold	$11,565

Bullion Mountain Project
Effective November 11, 2005, the Company entered into a ten year Mining Lease with Option to Purchase on 17 claims in Lander County, Nevada pursuant to the following terms:

1.      Lease payments required:
On signing:                     $5,000 plus $2,274 in claims fees reimbursement, paid
First anniversary:           $5,000, paid
Second anniversary:     $10,000, paid
Third anniversary and each thereafter:   $15,000

2.	The Company must expend the following additional amounts in exploration and maintenance of the property during the first two years of the Agreement:
By November 2006:       $20,000, completed
By November 2007:       $50,000

In September, 2007, this agreement was amended. The time for completing the remaining work obligation was extended indefinitely.

This agreement was terminated in the first quarter of 2010 and the Company recorded an impairment loss of $35,000 at December 31, 2009.

PPM Gold Project
In April, 2007, the Company signed an “Exploration Agreement with Option to form Joint Venture” (the “Exploration Agreement”) with Miranda US, Inc., a wholly-owned subsidiary of Miranda Gold Corp. (“Miranda”), a Canadian corporation listed on the TSX Venture Exchange.

PIEDMONT MINING COMPANY, INC. (An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010
(unaudited)
NOTE 4:              MINERAL PROPERTIES (continued)

PPM Gold Project (continued)
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

As of March 31, 2010, the Company had made the initial payment of $35,000 and has incurred $525,677 in exploration costs with respect to the Dutch Flat Project.  The Company has not been able to meet its work expenditure requirements in a timely manner due to lack of adequate funding but is planning to do further exploration work when funds become available.  As a result, the Company has written down the carrying value of this project to $1 at December 31, 2009. Both parties have been meeting recently to discuss the next drilling program on the property.

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

As of December 31 2009, the Company had expended $300,000 on exploration, including the $17,733 cost of a reclamation bond.  During the year ended December 31, 2009 this agreement was terminated, and as a result the Company recorded an impairment loss of $15,000 at December 31, 2009.  In addition, the Company has written off a reclamation bond in the amount of $15,976, net of recoveries, due to the uncertainty of recovery.

PIEDMONT MINING COMPANY, INC. (An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010
(unaudited)

NOTE 4:                      MINERAL PROPERTIES (continued)

Willow Creek Project (continued)
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

NOTE 5:              EQUIPMENT

	March 31, 2010	December 31, 2009

Computer equipment	$5,579	$5,579
Less: accumulated depreciation	(5,579)	(5,579)
	$-	$65

PIEDMONT MINING COMPANY, INC. (An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010
(unaudited)

NOTE 6:              DUE TO RELATED PARTIES AND RELATED PARTY TRANSACTIONS

During the three months ended March 31, 2010 the Company incurred management fees of $42,000 (2009: $42,000) to the Company’s President and CEO. In addition, the Company reimburses the President for office rent which totaled $4,800 for the three months ended March 31, 2010 (2009: $4,800).  At March 31, 2010 a balance of $417,132 (December 31, 2009: $366,957) was owing to the President and CEO for unpaid management fees, rent and expense reimbursements.

During the three months ended March 31, 2010 the Company incurred exploration costs and fees of $420 (2009: $31,170) to the Company’s Vice-President.  At March 31, 2010 a balance of $33,554 (December 31, 2009: $33,254) was owing to the Vice-President for unpaid fees, exploration costs and expense reimbursements.

From time to time, the Company’s officers and directors advance monies to the Company. These loans bear interest at 5% per annum. These loans are unsecured and have no fixed repayment terms. The unpaid balances relating to these advances, which include accrued interest, at March 31, 2010 was $138,978 (December 31, 2009: $138,513).

No stock options were granted to its officers or directors by the Company for the three months ended March 31, 2010.  All related party transactions involving provision of services or transfer of tangible assets in the normal course of business were recorded at the exchange amount, which is the value established and agreed to by the related parties reflecting arms length consideration payable for similar services or transfers.

NOTE 7:              CAPITAL STOCK

Share Capital
The Company’s capitalization is 50,000,000 authorized preferred shares with a par value of $1.00 per share and 200,000,000 common shares with no par value.

Common share transactions:
During the three months ended March 31, 2010, the Company completed the following equity transactions:

In January, 2010, the Company completed a private placement offering of 1,000,000 units, consisting of one share of Common Stock and one common stock purchase warrant at a price of $0.016 per unit, for proceeds of $16,000.  The warrants are exercisable for a period of three years and entitle the holder to purchase one share of common stock for $0.03 per share.  At December 31, 2009, the $16,000 had been received and was recorded as subscriptions received.

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
March 31, 2010
(unaudited)

NOTE 7:              CAPITAL STOCK (continued)

Stock-Based Compensation and Other Equity Transactions
The Company does not have a stock-based compensation plan. The Company’s Compensation Committee makes recommendations to the Board of Directors for the granting of awards of stock options to its officers and directors on a discretionary basis.

No stock options were granted during the three months ended March 31, 2010.

Below is a summary of the stock option activity for the three months ended March 31, 2010.
		Weighted
	Number of	Average
	Options	Exercise Price
Total Options:
Outstanding, December 31, 2009	5,475,000	$0.237
Expired March 31, 2010	(1,025,000)	0.214

Outstanding, March 31, 2010	4,450,000	$0.246

		Weighted
	Number of	Average
	Options	Fair Value
Non-vested Options
Outstanding, December 31, 2009 and March 31, 2010	-	$0.00

The following tables summarize information and terms of the options outstanding and exercisable:

		Weighted			Weighted
		Average			Average
		Remaining	Weighted		Remaining	Weighted
Range of	Number	Contractual	Average	Number	Contractual	Average
Exercise Prices	of Shares	Life (in years)	Exercise Price	of Shares	Life (in years)	Exercise Price

Options outstanding at March 31, 2010				Options exercisable at March 31, 2010
$ 0.23 – 0.28	4,450,000	1.31	$ 0.246	4,450,000	1.31	$ 0.246

Options outstanding at December 31, 2009				Options exercisable at December 31, 2009
$ 0.20 – 0.28	5,475,000	1.30	$ 0.237	5,475,000	1.30	$ 0.237

The outstanding and exercisable stock options had no intrinsic value at March 31, 2010.

PIEDMONT MINING COMPANY, INC. (An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010
(unaudited)
NOTE 7:              CAPITAL STOCK (continued)

Common stock purchase warrants
Total outstanding warrants at March 31, 2010 were 8,126,330.  The exercise prices on all warrants range from $0.03 to $0.40 per share. The warrants are exercisable immediately upon issuance and the expiration dates range between two and five years after issuance.

During the three months ended March 31, 2010, the Company issued warrants relating to unit private placements granting holders the right to purchase 1,800,000 shares of common stock. The exercise price on these warrants range from $0.03 to $0.04 per share. The warrants were exercisable immediately upon issuance and the expiration dates are from two to three years after issuance. The Company estimated the total fair market value of these warrants to be $17,339 at the date of grant, using the BSM pricing model using an expected life of one year, a risk-free interest rate of 2% and an average expected volatility of 153%. The fair value of the warrants has been included in capital stock.

The warrants exercisable at March 31, 2010 had an intrinsic value of $5,000.

A summary of the Company’s stock purchase warrants as of March 31, 2010 is presented below:

	Number of Warrants	Weighted average exercise price	Weighted average remaining life (years)
Balance, December 31, 2009	6,454,868	0.24	0.69
Issued	1,800,000	0.03	2.56
Exercised	-		-
Expired	(128,538)	0.56	-
Balance, March 31, 2010	8,126,330	0.19	0.95

NOTE 8:              SUPPLEMENTAL CASH FLOW INFORMATION AND NONCASH INVESTING AND FINANCING ACTIVITIES

In March, 2009, the Company issued 500,000 shares of Common Stock with a fair value of $0.05 per share or $25,000, pursuant to a letter agreement as partial satisfaction of outstanding debt.

Other information	Three months ended March 31, 2010	Three months ended March 31, 2009
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

NOTE 9:              SUBSEQUENT EVENTS

In April, 2010, the Company completed a private placement offering of 166,667 units, consisting of one share of common stock and one common stock purchase warrant at a price of $0.03 per unit, for proceeds of $5,000.  The warrants are exercisable for a period of two years and entitle the holder to purchase one share of common stock for $0.045 per share.

Item 2. Management’s Discussion And Analysis Or Plan Of Operations

Forward-Looking Statements and Associated Risks.

Except for statements of historical facts, this report contains forward-looking statements involving risks and uncertainties. You can identify these statements by forward-looking words including “believes,” “considers,” “intends,”  “expects,” “may,” “will,” “should,” “forecast, “ or “anticipates,” or the equivalents of those words or comparable terminology, and by discussions of strategies that involve risks and uncertainties. Forward-looking statements are not guarantees of our future performance or results, and our actual results could differ materially from those anticipated in these forward-looking statements. We wish to caution readers to consider the important factors, among others, that in some cases have affected, and in the future could affect our actual results and could cause actual consolidated results for future fiscal years to differ materially from those expressed in any forward-looking statements made by us or on our behalf. These factors include without limitation, our ability to obtain capital and other financing in the amounts and at the times needed, identification of suitable exploration properties for acquisition, the successful discovery of gold, silver or other precious metals in quantities economically feasible for profitable production, changes in gold and silver prices, changes in the political climate for gold and silver exploration, and other risk factors listed from time to time in our Securities and Exchange Commission reports, including in particular the factors and discussions under the heading “Risk Factors” in the Annual Report on Form 10-K for the year ended December 31, 2009  that was filed with the Securities and Exchange Commission on March 31, 2010.

Overview of Business

We are a North Carolina corporation formed in 1983. From our inception until 1992, we were engaged in exploration for, and production of, gold and other precious metals and the evaluation of gold properties in North Carolina and South Carolina. From 1983 until 1992 we were engaged in exploration, mining and production of gold and silver at our Haile Mine Property near Kershaw, South Carolina. Our operations ceased at the Haile Mine Property in 1993. We did not again become engaged in exploration activities until 2004, when we relocated our principal place of business to Reno, Nevada. Since October 2003, we have been an exploration stage company engaged in the acquisition and exploration of mineral properties in the state of Nevada.

We currently have agreements on three different exploration properties in the state of Nevada. Subject to the availability of adequate funding, we plan to conduct exploration for gold and silver at each of these properties and at other properties we may enter into agreements on to assess whether they possess economic deposits of gold and/or silver, which can be recovered at a profit. We do not know whether a commercially viable ore body will be located on any of our mineral properties. Our current exploration plans are limited to research and exploration in the state of Nevada.

Although we have obtained a source of limited cash flow from our interest in two oil wells in Tennessee during the third quarter of 2009, there is no assurance that we have receive any cash flow in the future.  Our ability to continue our exploration activities, fund ongoing expenditures, and continue as a going concern is dependent on our ability to obtain additional capital.  We plan to fund our ongoing operations by way of private placements of securities, cash flow from interests in producing oil wells and advances from our management.  Management believes continued  efforts to sell securities as well as advances from management will contribute toward funding our activities until appropriate levels of funding can be arranged, revenue can be earned from the properties either through production or sale, or a merger can be arranged.  In light of the conditions of the global economy, there is no guarantee that we will be able to raise the required capital to continue as a going concern.

Going Concern

The report of our independent auditors in our December 31, 2009 financial statements includes an explanatory paragraph indicating that there is substantial doubt about our ability to continue as a going concern due to recurring losses from operations, an accumulated deficit of $18,436,834 and a working capital deficit of $992,115 at December 31, 2009. Our ability to continue as a going concern will be determined by our ability to raise adequate funds and conduct one or more successful exploration programs. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Results of Operations

Discussion of Revenues

In the third quarter of 2009, the Company received its first revenues from interests in two oil wells for a total of $3,233. The Company did not receive any revenues during the three months ended March 31, 2010, and there is no assurance that the Company will receive any revenues in the future.

We do not anticipate that any significant revenues will be achieved from gold and silver exploration properties until we either:

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

Expenses for the Three Month Period ending March 31, 2010 vs. March 31, 2009

            Exploration, geological and geophysical costs decreased by $27,619, or (97.95%) to $577 for the three months ended March 31, 2010 as compared to $28,196 for the three months ended March 31, 2009.  The principal reason for this decrease was suspension of exploration activities due to lack of funding.

Management fees decreased by $7,134, or (14.52%) to $42,000 for the three months ended March 31, 2010 as compared to $49,134 for the three months ended March 31, 2009. The reason for this decrease was the fully expensing of vested stock option compensation at December 31, 2009.

For the three months ended March 31, 2010, professional fees decreased $10,633, or (25.27%) to $31,447 as compared to $42,080 for the three months ended March 31, 2009.  This change for the three month period is due to a decrease in legal fees of $4,656 as the Company had not finalized any new agreements for the quarter and a decrease in accounting fees of $5,977 due to increased efficiencies.

Depreciation expense decreased by $65, or (100%), to $0 for the three months ended March 31, 20109 as compared to $65 for the three months ended March 31, 2009.  The principal reason for this change is attributable to equipment becoming fully depreciated.

Liquidity and Financial Condition

Cash and Working Capital

We are in the exploration stage and to date has not yet generated any net revenues or cash flow from its activities, except for some minor cash flow from interests in two oil wells. The Company has a history of losses.  We had an accumulated deficit of ($18,350,491) from our inception in 1983 to December 31, 2009, and an accumulated deficit of ($18,436,834) at March 31, 2010.  We had a working capital deficit of $992,115 at March 31, 2010 and $923,272 at December 31, 2009  We have no contingencies or long-term obligations except for our work commitments described under our property agreements on our leased properties. These agreements can be terminated by us upon either 30 or 60 days notice.

We had a cash balance of $16,466 on December 31, 2009 and a cash balance of $822 on March 31, 2010.  For the three month period ending March 31, 2010, we had net cash outflows of $15,644.  We had current liabilities of $992,937, which consisted of approximately 41% in accounts payable and 52% in amounts due to related parties for management fees, expenses and reimbursements, as of March 31, 2010.

The cash flows used in operations for the three month period ended March 31, 2010 were $33,144 compared with $17,571 for the same period in 2009.  Cash flows used in operations for the three month period ended March 31, 2010 consisted primarily of a net loss of $86,343, a decrease in stock based compensation of $7,134, a decrease in prepaid expenses of $26,607, a decrease in accounts payable and accrued liabilities of $61,726 and a decrease of $9,936 to accrued expenses for amounts unpaid to related parties, as compared to March 31, 2009.

Net cash flows provided by equity financing activities were $17,500 versus $20,000 during the same period in 2009.

Internal and External Sources of Liquidity

During the remaining fiscal year 2010, we plan to fund our operations through offer and sale of our securities, by advances from management and from cash flow provided by interests in oil and gas wells.  We are dependent on the continued support of our creditors and our ability to raise further capital to fund ongoing expenditures for exploration and administration. In current market conditions there is uncertainty that the necessary funding can be obtained as needed raising substantial doubt as to the ability of the Company to continue operating as a going concern.  In the event, we are unable to raise additional capital, we will not be able to meet our obligations and will be required to curtail or terminate some of our planned exploration program.

Contractual Obligations

We have no commitments for capital expenditures.

We do not engage in hedging transactions and we have no hedged mineral resources.

At March 31, 2010 we are committed to making certain exploration work expenditures, lease and option payments, and claims maintenance payments on properties as follows.

Dutch Flat Gold Project:

•
Required work expenditure: $500,000 by July, 2010, of which $25,677 was expended as of March 31, 2010.  Further work will depend upon the timing and receipt of additional funds.  Both parties have recently been meeting to plan and prepare for the next drill program for the property.

•	Claims maintenance fees have been paid through August 31, 2010.

•	Annual payments; $0.

PPM Gold Project:

•
Required work expenditure to April 2008: $175,000, of which $151,127 has been expended; to April 2009; $200,000; to April 2010 $300,000.  The timing and amount of additional work will depend upon the timing and amount of funding received.  Both parties wish to continue with the planned exploration program for the property once adequate funding can be obtained to conduct further exploration on the property.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based upon and as of the date of that evaluation, our principal executive officer and financial officers concluded that there were some weaknesses in our internal controls, including those which relate to the review, approval and reconciliation of accounting data and entries. Accordingly, we believe that our disclosure controls and procedures were ineffective as of the end of the period covered by this quarterly report.  We hope to address these issues by reviewing and revising our internal accounting policies and procedures in the near future.

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

Item 1A. Risk factors

Not Applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended March 31, 2010, the Company completed the following equity transactions:

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

Subsequent to March 31, 2010

In April, 2010, the Company completed a private placement offering of 166,667 units, consisting of one share of common stock and one common stock purchase warrant at a price of $0.03 per unit, for proceeds of $5,000.  The warrants are exercisable for a period of two years and entitle the holder to purchase one share of common stock for $0.045 per share.

The issuances of Common Stock was made by us in reliance upon the exemptions from registration provided under Section 4(2) and 4(6) of the Securities Act and Rule 506 of Regulation D, promulgated by the SEC under federal securities laws and comparable exemptions for sales to “accredited” investors under state securities laws.

Item 3. Defaults Upon Senior Securities

None.

Item 4. [Removed and Reserved]

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Description
31.1	Certification Pursuant to Section 302*
32.1	Certification Pursuant to 18 U.S.C. Section 1350*
________________
*Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PIEDMONT MINING COMPANY, INC.,
a North Carolina Corporation

Dated: May 20, 2010	/s/ Robert M. Shields, Jr.
By: Robert M. Shields, Jr. Its: Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)