Form 10-Q
period 2010-06-30
Piedmont Mining Company, Inc.
filed 2010-08-23
CIK 1366826

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2010

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
Yes ☐                      No ☒

As of August 12, 2010 there were 78,376,025 outstanding shares of the issuer’s common stock.

PIEDMONT MINING COMPANY, INC.

FORM 10-Q INDEX

PIEDMONT MINING COMPANY, INC.
(An Exploration Stage Company)

CONSOLIDATED BALANCE SHEETS

	June 30, 2010	December 31, 2009
	(unaudited)

ASSETS

CURRENT ASSETS
Cash	$-	$16,466

RECLAMATION BOND (Note 2)	11,565	11,565
MINERAL PROPERTIES (Note 2)	2	2
INTEREST IN OIL LEASES (Note 2)	2	2

	$11,569	$28,035

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable	$234,166	$401,014
Due to related parties (Note 3)	649,911	538,724
	884,077	939,738

CAPITAL STOCK (Note 4)
Authorized: 50,000,000 Preferred stock $1.00 par value 200,000,000 Common stock no par value Common stock issued and outstanding: 78,376,025 shares (2009 – 70,123,643)	16,825,810	16,550,144
ADDITIONAL PAID IN CAPITAL	872,644	872,644
SHARE SUBSCRIPTIONS RECEIVED	-	16,000
ACCUMULATED DEFICIT	(12,564,287)	(12,564,287)
DEFICIT ACCUMULATED DURING THE EXPLORATION STAGE	(6,006,675)	(5,786,204)

STOCKHOLDERS’ DEFICIT	(872,508)	(911,703)

	$11,569	$28,035

CONTINGENCIES AND COMMITMENTS (Notes 2)

The accompanying notes are an integral part of these financial statements.

PIEDMONT MINING COMPANY, INC.
(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF LOSS
(unaudited)

	Three months ended June 30, 2010	Three months ended June 30, 2009	Six months ended June 30, 2010	Six months ended June 30, 2009	For the Period from January 1, 2002 (Date of Inception of Exploration Stage) to June 30, 2010
REVENUES
Oil revenues	$-	$-	$-	$-	$3,233

EXPENSES
Depreciation	-	-	-	65	146,383
Exploration, geological and geophysical costs (Note 2)	25,000	1,449	25,577	29,645	2,345,087
Finance fees	-	-	-	-	191,200
General and administrative	33,922	15,197	46,241	72,461	944,813
Impairment of mineral properties (Note 3)	-	-	-		341,974
Management fees	42,000	51,350	84,000	100,484	1,098,872
Professional fees	33,206	12,992	64,653	55,072	927,314
	134,128	80,988	220,471	257,727	5,995,643

LOSS BEFORE OTHER ITEMS	$(134,128)	(80,988)	(220,471)	(257,727)	(5,992,410)

OTHER ITEMS
Interest income	-	-	-	-	32,325
Other non-operating losses	-	19,700	-	19,700	(46,590)

NET LOSS FOR THE PERIOD	$(134,128)	$(61,288)	$(220,471)	$(238,027)	$(6,006,675)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING BASIC AND DILUTED	72,145,802	69,765,585	70,899,312	69,305,640

BASIC AND DILUTED LOSS PER SHARE	$(0.00)	$(0.00)	$(0.00)	$(0.00)

The accompanying notes are an integral part of these financial statements

PIEDMONT MINING COMPANY, INC.
(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six months ended June 30, 2010	Six months ended June 30, 2009	For the Period from January 1, 2002 (Date of Inception of Exploration Stage) to June 30, 2010

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(220,471)	$(238,027)	$(6,006,675)
Adjustments to reconcile net loss to net cash from operating activities
- depreciation	-		146,383
- impairment of mineral properties	-	65	341,974
- stock based compensation	-	16,484	409,468
- warrants issued as finance fee	-	-	92,100
- stock issued as finance fee	-	-	100,000
- other income	-	-	21,100
- loss on other non-operating activities	-	-	(21,000)
Changes in operating assets and liabilities:
- prepaid expenses and other	-	28,007	949
- due to related parties	111,187	119,892	554,703
- accounts payable and accrued liabilities	70,318	38,976	524,183

NET CASH USED IN OPERATING ACTIVITIES	(38,966)	(34,603)	(3,836,815)

CASH FLOWS USED IN INVESTING ACTIVITIES
Refund of reclamation bond	-	1,797	1,797
Purchase of equipment	-	-	(5,579)
Purchase of oil and gas interests	-	-	(2)
Mineral property costs	-	(2,500)	(296,042)
Proceeds from non-operating activities	-	-	97,125

NET CASH USED IN INVESTING ACTIVITIES	-	(703)	(202,701)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of shares for cash, net of issuance costs	22,500	35,000	3,747,674
Convertible notes	-	-	291,145

NET CASH FROM FINANCING ACTIVITIES	22,500	35,000	4,038,819

DECREASE IN CASH	(16,466)	(306)	(697)

CASH, BEGINNING	16,466	582	697

CASH, ENDING	$-	$276	$-

SUPPLEMENTARY CASH FLOW INFORMATION (Note 5)

The accompanying notes are an integral part of these financial statements.

NOTE 1:              NATURE OF OPERATIONS

Piedmont Mining Company, Inc. (the Company) was formed in 1983 under the laws of North Carolina, USA and is currently in the exploration stage. Since 2002 the Company has been primarily involved in the evaluation and exploration of mineral properties in the state of Nevada.  The Company’s focus has been on the exploration of gold and silver properties in Nevada.

Going Concern
These financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America with the assumption applicable to a going concern which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.

The Company is in the exploration stage and to date has not yet generated any net revenues or cash flow from its activities, except for some minor cash flow from interests in two oil wells. The Company has a history of losses and has a working capital deficit of $884,077 and an accumulated deficit of $18,570,962 at June 30, 2010.  The Company is dependent on the continued support of its creditors and its ability to raise further capital to fund ongoing expenditures for exploration and administration. In current market conditions there is uncertainty that the necessary funding can be obtained as needed, raising substantial doubt as to the ability of the Company to continue operating as a going concern.  These financial statements do not reflect any adjustments to the carrying values of assets that might result from the outcome of this uncertainty.

The Company plans to fund its ongoing operations primarily by way of private placements of its securities, cash flow from interests in small oil wells and advances from management. Management believes continued efforts to sell stock and warrants as well as advances from management will contribute toward funding the Company’s activities until appropriate levels of funding can be arranged and/or revenue can be earned from the properties either through production or sale.  The global financial situation in 2008 and 2009 and the downturn in the economy and in the mineral exploration industry have severely restricted the ability of many junior resource companies to raise equity financing. If the Company is unsuccessful in raising adequate funding, exploration activity will continue to be postponed until market conditions improve.

Unaudited Interim Financial Statements
The accompanying unaudited interim consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. They may not include all information and footnotes required by United States generally accepted accounting principles for complete financial statement disclosure. However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended December 31, 2009, included in the Company’s Form 10-K filed with the Securities and Exchange Commission on March 31, 2010. The unaudited interim consolidated financial statements should be read in conjunction with those financial statements included in the Form 10-K. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the six months ended June 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.

We evaluated events occurring between the end of our fiscal quarter June 30, 2010 to the date of filing.

Recent accounting pronouncements with future effective dates are not expected to have an impact on the Company’s current financial statements.

NOTE 2:              MINERAL PROPERTIES

The Company has entered into exploration agreements as described below. A summary of the carrying amount of capitalized costs is as follows:

Balance as at December 31, 2009
and June 30, 2010

Dutch Flat	$1
PPM Gold	1
$2

Reclamation Bonds
PPM Gold	$11,565

NOTE 2:              MINERAL PROPERTIES (continued)

PPM Gold Project
In April, 2007, the Company signed an “Exploration Agreement with Option to form Joint Venture” (the “Exploration Agreement”) with Miranda US, Inc., a wholly-owned subsidiary of Miranda Gold Corp. (“Miranda”), a Canadian corporation listed on the TSX Venture Exchange.

Under the terms of the Exploration Agreement, the Company has an option to earn a 55% interest in  mining claims, located in Humboldt County, Nevada in consideration of incurring $1,750,000 in exploration work over a five year period.

The Company has not been able to meet its work commitment requirements in a timely manner due to a lack of adequate funding   It is currently in discussions with Miranda about its continued participation in this project and the possible resumption of exploration activities when further funds become available.  As a result, the Company has written down the carrying value of this project to $1 at December 31, 2009.

Dutch Flat Gold Project
On July 2, 2006, the Company entered into a five year Exploration Agreement with an Option to form Joint Venture on 114 claims in Humboldt County, Nevada (the ‘Dutch Flat Project’) pursuant to the following terms:

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

As of June 30, 2010, the Company had made the initial payment of $35,000 and has incurred $550,677 in exploration costs with respect to the Dutch Flat Project.  The Company has not been able to meet its work expenditure requirements in a timely manner due to lack of adequate funding but is planning to do further exploration work when funds become available.  As a result, the Company has written down the carrying value of this project to $1 at December 31, 2009.  During the quarter ended June 30, 2010, the Company incurred exploration costs of $25,000.

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

NOTE 2:              MINERAL PROPERTIES (continued)

Willow Creek Project (continued)
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

The Company was advised by its attorneys that Carlin claims a balance of $87,372 for uncompleted work expenditure requirements owing to them under the above agreement.  The Company believes this claim is without foundation or merit.  The Company has not recorded a liability in relation to the foregoing matters as the amount and likelihood of loss, if any, cannot be determined at this time.

Morgan Pass Project
On May 20, 2008, the Company signed a Letter of Intent (“LOI”) with Nevada Eagle Resources LLC, a wholly owned subsidiary of Gryphon Gold Corporation on the Morgan Pass property located in Elko County, Nevada.  The Letter of Intent is effective for five years, during which the parties will negotiate an “Exploration Agreement with Option to Form Joint Venture” at such time as the property is released into “multiple use” from a “wilderness study area”. Mineral exploration is not permitted on BLM land that is classified as ‘Wilderness Study’.  However, the BLM has recommended that this area be removed from Wilderness Study and placed back into the ‘Multiple Use’ category, whereupon exploration and drilling may then be permitted.

Under the LOI the Company must:
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

NOTE 3:              DUE TO RELATED PARTIES AND RELATED PARTY TRANSACTIONS

During the six months ended June 30, 2010 the Company incurred management fees of $84,000 (2009: $84,000) to the Company’s President and CEO. In addition, the Company reimburses the President for office rent which totaled $9,600 for the six months ended June 30, 2010 (2009: $9,600).  At June 30, 2010 a balance of $465,647 (December 31, 2009: $366,957) was owing to the President and CEO for unpaid management fees, rent and expense reimbursements.

During the six months ended June 30, 2010 the Company incurred exploration costs and fees of $420 (2009: $31,170) to the Company’s Vice-President.  At June 30, 2010 a balance of $33,554 (December 31, 2009: $33,134) was owing to the Vice-President for unpaid fees, exploration costs and expense reimbursements.

From time to time, the Company’s officers and directors advance monies to the Company. These loans bear interest at 5% per annum. These loans are unsecured and have no fixed repayment terms. The unpaid balances relating to these advances, which include accrued interest, at June 30, 2010 was $150,710 (December 31, 2009: $138,513).

All related party transactions involving provision of services or transfer of tangible assets in the normal course of business were recorded at the exchange amount, which is the value established and agreed to by the related parties reflecting arms length consideration payable for similar services or transfers.

NOTE 4:              CAPITAL STOCK

Share Capital

The Company’s capitalization is 50,000,000 authorized preferred shares with a par value of $1.00 per share and 200,000,000 common shares with no par value.

Common share transactions:
During the six months ended June 30, 2010, the Company completed the following equity transactions:

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

On June 30, 2010 the Company entered into a settlement agreement with Columbus Gold Corporation whereby 6,285,715 shares of its common stock were issued in settlement of liabilities owed to Columbus Gold for exploration costs expended on the Dutch Flat project of $237,166, which includes accrued interest. The common stock was valued at $0.038 per share in this settlement.

Stock-Based Compensation and Other Equity Transactions
The Company does not have a stock-based compensation plan. The Company’s Compensation Committee makes recommendations to the Board of Directors for the granting of awards of stock options to its officers and directors on a discretionary basis.

No stock options were granted during the six months ended June 30, 2010.

Below is a summary of the stock option activity for the six months ended June 30, 2010.

		Weighted
	Number of	Average
	Options	Exercise Price
Total Options:
Outstanding, December 31, 2009	5,475,000	$0.24
Expired June 30, 2010	(1,025,000)	0.20

Outstanding, June 30, 2010	4,450,000	$0.24

NOTE 4:              CAPITAL STOCK (continued)

The following tables summarize information and terms of the options outstanding and exercisable:

		Weighted			Weighted
		Average			Average
		Remaining	Weighted		Remaining	Weighted
Range of	Number	Contractual	Average	Number	Contractual	Average
Exercise Prices	of Shares	Life (in years)	Exercise Price	of Shares	Life (in years)	Exercise Price

Options outstanding a June 30, 2010				Options exercisable at June 30, 2010
$ 0.23 – 0.28	4,450,000	1.08	$ 0.246	4,450,000	1.08	$ 0.246

Options outstanding at December 31, 2009				Options exercisable at December 31, 2009
$ 0.20 – 0.28	5,475,000	1.30	$ 0.237	5,475,000	1.30	$ 0.237

The outstanding and exercisable stock options had no intrinsic value at June 30, 2010.

Common stock purchase warrants
Total outstanding warrants at June 30, 2010 were 4,370,833. The exercise prices on all warrants range from $0.03 to $0.40 per share. The warrants are exercisable immediately upon issuance and expiration dates range from two and five years from the date of  issuance.

During the six months ended June 30, 2010, the Company issued warrants relating to unit private placements granting holders the right to purchase 1,966,667 shares of common stock. The exercise price on these warrants ranges from $0.03 to $0.045 per share. The warrants are exercisable immediately upon issuance and the expiration dates are from two to three years after the date of issuance. The Company estimated the total fair market value of these warrants to be $20,039 at the date of grant, using the BSM pricing model using an expected life of one year, a risk-free interest rate of 2% and an average expected volatility of 153%. The fair value of the warrants has been included in capital stock.

The warrants exercisable at June 30, 2010 had no intrinsic value.

A summary of the Company’s stock purchase warrants as of June 30, 2010 is presented below:

	Number of Warrants	Weighted average exercise price	Weighted average remaining life (years)
Balance, December 31, 2009	6,454,868	0.24	0.69
Issued	1,966,667	0.035	2.56
Exercised	-		-
Expired	(4,050,702)	0.269	-
Balance, June 30, 2010	4,370,833	0.124	0.45

NOTE 5:              SUPPLEMENTAL CASH FLOW INFORMATION AND NONCASH INVESTING AND FINANCING ACTIVITIES

On June 30, 2010 the Company entered into a settlement agreement with Columbus Gold Corporation whereby 6,285,715 shares of its common stock were issued in settlement of all of its outstanding liabilities to Columbus Gold for exploration costs expended on the Dutch Flat project of $237,166, which includes accrued interest. The common stock was valued at $0.038 per share in this settlement.

Other information	Six months ended June 30, 2010	Six months ended June 30, 2009
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

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

Overview of Business

The Company is a North Carolina corporation that was formed in 1983. From its inception until 1992, it was engaged in exploration for, and production of, gold and other precious metals and the evaluation of gold properties in North Carolina and South Carolina. From 1983 until 1992 it was engaged in exploration, mining and production of gold and silver at its Haile Gold Mine Property near Kershaw, South Carolina. Operations ceased at the Haile Mine Property in 1993.  The Company did not again become engaged in exploration activities until 2004, when it relocated its principal place of business to Reno, Nevada. Since October 2003, we have been an exploration stage company engaged in exploration for gold and silver in the state of Nevada.

We currently have agreements on three different exploration properties in the state of Nevada. Subject to the availability of adequate funding, we plan to conduct exploration for gold and silver at these properties and at other properties we may enter into agreements on to assess whether they possess economic deposits of gold and/or silver, which could be recovered at a profit. We do not know whether a commercially viable ore body will be located on any of these properties. Our current exploration plans are limited due to inadequate funding.

Although we obtained a small amount of cash flow from our interest in two oil wells in Tennessee during the third quarter of 2009, there is no assurance that we will receive any cash flow in the future.  Our ability to continue our exploration activities, fund ongoing expenditures, and continue as a going concern is dependent on our ability to obtain additional capital.  We plan to fund our ongoing operations by way of private placements of securities, transactions with other entities, cash flow from interests in small oil wells and advances from our management.  Management believes continued efforts to sell securities as well as advances from management will contribute toward funding the Company’s ongoing costs until appropriate levels of funding can be arranged to conduct exploration, revenue can be earned from production, or a merger can be arranged.  In light of the conditions of the global economy, there is no guarantee that we will be able to raise the required capital to continue as a going concern.

Going Concern

The report of our independent auditors in our December 31, 2009 financial statements includes an explanatory paragraph indicating that there is substantial doubt about our ability to continue as a going concern due to recurring losses from operations, an accumulated deficit of $18,350,491and a working capital deficit of $923,272 at December 31, 2009. Our ability to continue as a going concern will be determined by our ability to raise adequate funds and conduct one or more successful exploration programs. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Results of Operations

Discussion of Revenues

In the third quarter of 2009, the Company received its first revenues from interests in two small oil wells for a total of $3,233. The Company did not receive any revenues during the six months ended June 30, 2010, and there is no assurance that the Company will receive any revenues in the future.

We do not anticipate that any significant revenues will be achieved from gold and silver exploration properties until we either:

•	locate one or more economic mineral deposits which could then be put into production, from which we would then be able to extract gold or silver at a profit; or

•	enter into a joint venture arrangement on one or more of our leased properties.

There is no guarantee that our exploration activities will locate viable gold and/or silver reserves, or if an economic mineral deposit were discovered that we would be able to commence commercial production, or that if we do locate viable mineralization that we would be able to secure the funding necessary to proceed with the mining and production of ore.

Expenses for the Three Month and Six Month Periods endingJune 30, 2010 vs.June 30, 2009

 Exploration, geological and geophysical costs increased by $23,551, or 1,625.38% to $25,000 for the three months ended June 30, 2010 as compared to $1,449 for the three months ended June 30, 2009.  The principal reason for this increase was increased expenditures on the Dutch Flat project.

Exploration, geological and geophysical costs decreased by $4,068, or (13.72)% to $25,577 for the six months ended June 30, 2010 as compared to $29,645 for the six months ended June 30, 2009.  The principal reason for this change was a reduction in exploration activities offset by additional expenditures on the Dutch Flat project.

General and administrative expenses increased by $18,725 or 123.3% to $33,922 for the three months ended June 30, 2010 as compared to $15,197 for the three months ended June 30, 2009.  The principal reason for this change was interest expense on the Columbus Gold expenditures for the Dutch Flat project.

General and administrative expenses decreased by  $26,220 or 36.2% to $46,241 for the six months ended June 30, 2010 as compared to $72,461for thesix months ended June 30, 2009.  The principal reasons for this change were the cancellation of services for investor relations of $16,300, a reduction in insurance expense of $2,251, a reduction in public reporting fees of $3,465 and a reduction in telephone and other administrative expenses of $4,204.

Management fees decreased by $9,350, or (18.21%) to $42,000 for the three months ended June 30, 2010 as compared to $51,350 for the three months ended June 30, 2009. The reason for this decrease was the fully expensing of vested stock option compensation at December 31, 2009.

 Management fees decreased by $16,484, or (16.41%) to $84,000 for the six months ended June 30, 2010 as compared to $100,484 for the six months ended June 30, 2009. The reason for this decrease was the fully expensing of vested stock option compensation at December 31, 2009.

For the three months ended June 30, 2010, professional fees increased by $20,214, or 155.6% to $33,206 as compared to $12,992 for the three months ended June 30, 2009.  This change for the three month period is due to an increase in legal fees of $19,773 as the Company had negotiated a stock settlement for outstanding liabilities.

 For the six months ended June 30, 2010, professional fees increased by $9,581, or 17.4% to $64,653 as compared to $55,072 for the six months ended June 30, 2009.  This change for the six month period is due to a net increase in legal fees of $15, 067 as the Company had negotiated a stock settlement for outstanding liabilities, and a reduction in accounting fees of $5,486 due to reduced operational accounting activity.

There was no depreciation expense for the three months ended June 30, 2010 and 2009, as all equipment had been fully depreciated.

Depreciation expense decreased by $65, or (100%), to $0 for the six months ended June 30, 2010 as compared to $65 for the six months ended June 30, 2009.  The principal reason for this change is attributable to equipment becoming fully depreciated.

Liquidity and Financial Condition
Cash and Working Capital

The Company is in the exploration stage and to date it has not yet generated any revenues or cash flow from its activities, except for some minor cash flow from interests in two small oil wells. The Company has had a history of losses.  We had an accumulated deficit of ($18,350,491) from our inception in 1983 to December 31, 2009, and an accumulated deficit of ($18,570,962) at June 30, 2010.  We had a working capital deficit of $884,077 at June 30, 2010 and $923,272 at December 31, 2009.  We have no long-term obligations, except for our exploration work commitments described under our property agreements on our leased properties. These agreements can be terminated by us upon either 30 or 60 days notice.

We had a cash balance of $16,466 on December 31, 2009 and a cash balance of $0 on June 30, 2010.  For the six month period ending June 30, 2010, we had net cash outflows of $16,466.  We had current liabilities of $884,077, which consisted of approximately 26% in accounts payable and 74% in amounts due to related parties for management fees, expenses and reimbursements, as of June 30, 2010.

The cash flows used in operations for the six month period ended June 30, 2010 were $38,966 compared with $34,603 for the same period in 2009.  Cash flows used in operations for the six month period ended June 30, 2010 consisted primarily of a net loss of $220,471, a decrease in stock based compensation of $16,484, a decrease in prepaid expenses of $28,007, a increase in accounts payable and accrued liabilities of $31,342, and  a decrease of $8,705 to accrued expenses for amounts unpaid to related parties,as compared to June 30, 2009.

Net cash flows provided by equity financing activities for the six month period ended June 30, 2010, were $22,500 versus $35,000 during the same period in 2009.

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

As disclosed in the Form 8-K filed with the Securities and Exchange Commission on July 6, 2010, on June 30, 2010, we  entered into a Settlement Agreement (the “Agreement”) with Columbus Gold Corporation, a Canadian corporation (“Columbus Canada”) and Columbus Gold (U.S.) Corporation, a wholly-owned subsidiary of Columbus Canada (“Columbus US”) (Columbus US and Columbus Canada, collectively referred to as “Columbus”).

Pursuant to the terms of the Agreement, the Company agreed to issue Columbus Canada six million two hundred eighty five thousand seven hundred fifteen (6,285,715) shares of the Company’s common stock (the “Shares”) in exchange for (i) settlement of the Company’s outstanding debt in the amount of two hundred thirty seven thousand one hundred sixty five dollars and ninety one cents ($237,166), representing the outstanding balance and accrued interest, owed to Columbus (the “Loan”) and (ii) the granting of an irrevocable proxy for the Shares.  Under the terms of the Agreement, upon receipt of the Shares the Company will have no further obligation relating to the Loan.

Contractual Obligations

We do not engage in hedging transactions and we have no hedged mineral resources.

At June 30, 2010 we are committed to making certain exploration work expenditures, lease and option payments, and claims maintenance payments on properties as follows.

Dutch Flat Gold Project:

•
Required work expenditure: $500,000 by July, 2010, of which $550,677 was expended as of June 30, 2010. Further work will depend upon the timing and receipt of additional funds.  Both parties have recently been meeting to plan and prepare for the next drill program for the property.

•	Claims maintenance fees have been paid through August 31, 2010.

•	Annual payments; $0.

PPM Gold Project:

•
Required work expenditure to April 2008: $175,000, of which $126,027 has been expended; to April 2009 $200,000; to April 2010 $300,000.  The timing and amount of additional work will depend upon the timing and amount of funding received.  Both parties wish to continue with the planned exploration program for the property once adequate funding can be obtained to conduct further exploration on the property.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based upon and as of the date of that evaluation, our principal executive officer and financial officers concluded that there were some weaknesses in our internal controls, including those which relate to the review, approval and reconciliation of accounting data and entries. We believe that our disclosure controls and procedures were adequate as of the end of the period covered by this quarterly report, given our limited resources.  We hope to address these issues by reviewing and revising our internal accounting policies and procedures in the future.

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

Item 1A. Risk factors

Not Applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three  months ended June 30, 2010, the Company completed the following equity transactions:

In April, 2010, the Company completed a private placement offering of 166,667 units, consisting of one share of common stock and one common stock purchase warrant at a price of $0.03 per unit, for proceeds of $5,000.  The warrants are exercisable for a period of two years and entitle the holder to purchase one share of common stock for $0.045 per share.

On June 30, 2010 the Company entered into a settlement agreement with Columbus Gold Corporation whereby 6,285,715 shares of common stock were issued in settlement of all its outstanding liabilities to Columbus Gold for exploration costs expended on the Dutch Flat project of $237,166, which includes accrued interest. The common stock was valued at $0.038 per share in this settlement.

The issuances of Common Stock was made by us in reliance upon the exemptions from registration provided under Section 4(2) and 4(6) of the Securities Act and Rule 506 of Regulation D, promulgated by the SEC under federal securities laws and comparable exemptions for sales to “accredited” investors under state securities laws.

Item 3. Defaults Upon Senior Securities

None.

Item 4. [Removed and Reserved]

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Description
1010.1 31.1	Settlement Agreement with Columbus Gold Corporation* Certification Pursuant to Section 302*
32.1	Certification Pursuant to 18 U.S.C. Section 1350*
________________
*Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PIEDMONT MINING COMPANY, INC.,
a North Carolina Corporation

Dated: August 23, 2010	/s/ Robert M. Shields, Jr.
By: Robert M. Shields, Jr. Its: Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)