Form 10-Q
period 2010-09-30
Piedmont Mining Company, Inc.
filed 2010-11-15
CIK 1366826

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2010

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
Yes ☐                      No ☒

As of October 29, 2010 there were 78,376,025 outstanding shares of the issuer’s common stock.

PIEDMONT MINING COMPANY, INC.

FORM 10-Q INDEX

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

PIEDMONT MINING COMPANY, INC.
(An Exploration Stage Company)

CONSOLIDATED BALANCE SHEETS
	September 30, 2010	December 31, 2009
	(unaudited)

ASSETS

CURRENT ASSETS
Cash	$22	$16,466

RECLAMATION BOND (Note 2)	11,565	11,565
MINERAL PROPERTIES (Note 2)	2	2
INTEREST IN OIL LEASES	2	2

	$11,591	$28,035

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable	$277,357	$401,014
Due to related parties (Note 3)	697,219	538,724
	974,576	939,738

CAPITAL STOCK (Note 4)
Authorized: 50,000,000 Preferred stock $1.00 par value 200,000,000 Common stock no par value Common stock issued and outstanding: 78,376,025 shares (2009 – 70,123,643)	16,825,810	16,550,144
ADDITIONAL PAID IN CAPITAL	872,644	872,644
SHARE SUBSCRIPTIONS RECEIVED	-	16,000
DEFICIT	(12,564,287)	(12,564,287)
DEFICIT ACCUMULATED DURING THE EXPLORATION STAGE	(6,097,152)	(5,786,204)

STOCKHOLDERS’ DEFICIT	(962,985)	(911,703)

	$11,591	$28,035

CONTINGENCIES AND COMMITMENTS (Notes 2)

The accompanying notes are an integral part of these financial statements.

PIEDMONT MINING COMPANY, INC.
(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF LOSS
(unaudited)

	Three months ended September 30, 2010	Three months ended September 30, 2009	Nine months ended September 30, 2010	Nine months ended September 30, 2009	For the Period from January 1, 2002 (Date of Inception of Exploration Stage) to September 30, 2010

REVENUES
Oil revenues	$-	3,233	-	3,233	3,233

EXPENSES
Depreciation	-	-	-	65	146,383
Exploration, geological and geophysical costs (Note 2)	402	56,488	25,979	86,133	2,345,489
Finance fees	-	-	-	-	191,200
General and administrative	9,183	14,718	55,500	87,179	953,996
Impairment of mineral properties	-	25,000	-	25,000	341,974
Management fees	42,000	49,500	126,000	149,984	1,140,872
Professional fees	39,392	9,626	104,044	64,698	966,706
	90,977	155,332	311,523	413,059	6,086,620

LOSS BEFORE OTHER ITEMS	(90,977)	(152,099)	(311,523)	(409,826)	(6,083,387)

OTHER ITEMS
Interest income	-	-	-	-	32,325
Other non-operating income ( losses)	500		575	19,700	(26,090)

NET LOSS FOR THE PERIOD	$(90,477)	(152,099)	(310,948)	(390,126)	(6,097,152)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC AND DILUTED	78,376,025	69,617,302	72,979,364	68,952,978

BASIC AND DILUTED
LOSS PER SHARE	$ (0.004)	$ (0.002)	$(0.004)	$(0.006)

The accompanying notes are an integral part of these financial statements

PIEDMONT MINING COMPANY, INC.
(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine months ended September 30, 2010	Nine months ended September 30, 2009	For the Period from January 1, 2002 (Date of Inception of Exploration Stage) to September 30, 2010

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(310,948)	$(390,126)	$(6,317,623)
Adjustments to reconcile net loss to net cash from operating activities
- depreciation	-	65	146,383
- impairment of mineral properties	-	25,000	341,974
- stock based compensation	-	23,984	409,468
- warrants issued as finance fee	-	-	92,100
- stock issued as finance fee	-	-	100,000
- other income		-	21,100
- loss on other non-operating activities	-	-	(21,000)
Changes in operating assets and liabilities:
- accounts receivable		(1,778)
- prepaid expenses and other	-	30,065	949
- due to related parties	158,495	230,911	713,198
- accounts payable and accrued liabilities	113,509	43,812	676,658

NET CASH USED IN OPERATING ACTIVITIES	(38, 944)	(38,067)	(3,836,793)

CASH FLOWS USED IN INVESTING ACTIVITIES
Refund of reclamation bond	-	1,797	1,797
Purchase of equipment	-	-	(5,579)
Purchase of oil and gas interests	-	-	(2)
Mineral property costs	-	(2,500)	(296,042)
Proceeds from non-operating activities	-	-	97,125

NET CASH USED IN INVESTING ACTIVITIES	-	(703)	(202,701)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of shares for cash, net of issuance costs	22,500	40,000	3,747,674
Convertible notes	-	-	291,145

NET CASH FROM FINANCING ACTIVITIES	22,500	40,000	4,038,819

INCREASE (DECREASE) IN CASH	(16,444)	1,230	(675)

CASH, BEGINNING	16,466	582	697

CASH, ENDING	$22	$1,812	$22
SUPPLEMENTARY CASH FLOW INFORMATION (Note 5)

                                   The accompanying notes are an integral part of these financial statements.

NOTE 1:              NATURE OF OPERATIONS

Piedmont Mining Company, Inc. (the “Company”) was formed in 1983 under the laws of North Carolina, USA and is currently in the exploration stage. Since 2002 the Company has been primarily involved in the evaluation and exploration of mineral properties in the state of Nevada.  The Company’s focus has been on the exploration of gold and silver properties in Nevada.

Going Concern
These financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America with the assumption applicable to a going concern which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.

The Company is in the exploration stage and to date has not yet generated any net revenues or cash flow from its activities, except for some minor cash flow from interests in two oil wells. The Company has a history of losses and has a working capital deficit of $974,554 and an accumulated deficit of $18,661,439 at September 30, 2010.  The Company is dependent on the continued support of its creditors, related parties and its ability to raise further capital to fund ongoing expenditures for exploration and administration. In the current market conditions there is uncertainty that the necessary funding can be obtained as needed, raising substantial doubt as to the ability of the Company to continue operating as a going concern.  These financial statements do not reflect any adjustments to the carrying values of assets that might result from the outcome of this uncertainty.

The Company plans to fund its ongoing operations primarily by way of private placements of its securities and advances from management. Management believes continued efforts to sell stock and warrants as well as advances from management will contribute toward funding the Company’s activities until appropriate levels of funding can be arranged and/or revenue can be earned from the properties either through production or sale.  The global financial situation and the downturn in the economy have severely restricted the ability of many junior resource companies to raise equity financing. If the Company is unsuccessful in raising adequate funding, exploration activity will continue to be postponed until market conditions improve.

Unaudited Interim Financial Statements
The accompanying unaudited interim consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. They may not include all information and footnotes required by United States generally accepted accounting principles for complete financial statement disclosure. However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended December 31, 2009, included in the Company’s Form 10-K filed with the Securities and Exchange Commission on March 31, 2010. The unaudited interim consolidated financial statements should be read in conjunction with those financial statements included in the Form 10-K. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the nine months ended September 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.

We evaluated events occurring between the end of our fiscal quarter September 30, 2010 to the date of filing.

Recent accounting pronouncements with future effective dates are not expected to have an impact on the Company’s current financial statements

NOTE 2:              MINERAL PROPERTIES

The Company has entered into exploration agreements as described below. A summary of the carrying amount of capitalized costs is as follows:

Balance as at December 31, 2009
Mineral Properties	and September 30, 2010

Dutch Flat	$1
PPM Gold	1
$2

Reclamation Bonds
PPM Gold	$11,565

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

As of September 30, 2010, the Company had made the initial payment of $35,000 and had expended $550,677 in exploration costs with respect to the Dutch Flat Project.  The Company has not been able to meet its work expenditure requirements in a timely manner due to lack of adequate funding, As a result, the Company wrote down the carrying value of this project to $1 at December 31, 2009. During the quarter ended September 30, 2010, no exploration work was conducted on this property.

PPM Gold Project
In April, 2007, the Company signed an “Exploration Agreement with Option to form Joint Venture” (the “Exploration Agreement”) with Miranda US, Inc., a wholly-owned subsidiary of Miranda Gold Corp. (“Miranda”), a Canadian corporation listed on the TSX Venture Exchange.

Under the terms of the Exploration Agreement, the Company has an option to earn a 55% interest in certain mining claims, located in Humboldt County, Nevada in consideration of incurring $1,750,000 in exploration work over a five year period.

The Company has not been able to meet its work commitment requirements in a timely manner due to a lack of adequate funding.   The Company continues to be in discussions with Miranda about its continued participation in this project and the possible resumption of exploration activities when further funds become available. The Company would have to reimburse Miranda for claims maintenance fees paid.  As a result, the Company wrote down the carrying value of this project to $1 at December 31, 2009.

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

As of December 31 2009, the Company had expended $300,000 on exploration, including the $17,733 cost of a reclamation bond.  In 2009, this agreement was terminated, and as a result the Company recorded an impairment loss of $15,000 at December 31, 2009.  In addition, the Company has written off a reclamation bond in the amount of $15,976, net of recoveries, due to the uncertainty of recovery.

Morgan Pass Project
On May 20, 2008, the Company signed a Letter of Intent (“LOI”) with Nevada Eagle Resources LLC, a wholly owned subsidiary of Gryphon Gold Corporation on the Morgan Pass property located in Elko County, Nevada.  The property is still in a “Wilderness Study” area. Mineral exploration is not permitted on BLM land that is classified as ‘Wilderness Study’.  Although the BLM has recommended that this area be removed from Wilderness Study and placed back into the ‘Multiple Use’ category, whereupon exploration and drilling may then be permitted, this has not yet occurred.

This Letter of Intent was terminated in the third quarter of 2010.

NOTE 3:              DUE TO RELATED PARTIES AND RELATED PARTY TRANSACTIONS

During the nine months ended September 30, 2010 the Company incurred management fees of $126,000 (2009: $126,000) to the Company’s President and CEO. In addition, the Company reimburses the President for office rent which totaled $14,400 for the nine months ended September 30, 2010 (2009: $14,400).  At September 30, 2010 a balance of $513,416 (December 31, 2009: $366,957) was owing to the President and CEO for unpaid management fees, rent and expense reimbursements.

During the nine months ended September 30, 2010 the Company incurred exploration costs and fees of $420 (2009: $32,370) to the Company’s Vice-President.  At September 30, 2010 a balance of $33,554 (December 31, 2009: $33,134) was owing to the Vice-President for unpaid fees, exploration costs and expense reimbursements.

From time to time, the Company’s officers and directors advance monies to the Company. These loans bear interest at 5% per annum. These loans are unsecured and have no fixed repayment terms. The unpaid balances relating to these advances, which include accrued interest, at September 30, 2010 was $150,249 (December 31, 2009: $138,513).

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

Common share transactions:
During the nine months ended September 30, 2010, the Company completed the following equity transactions:

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

On June 30, 2010 the Company entered into a settlement agreement with Columbus Gold Corporation whereby 6,285,715 shares of its common stock were issued in settlement of liabilities owed to Columbus Gold for exploration costs expended on the Dutch Flat project of $237,166, which includes accrued interest. The common stock was valued at market value of $0.038 per share in this settlement.

Stock-Based Compensation and Other Equity Transactions
The Company does not have a stock-based compensation plan. The Company’s Compensation Committee makes recommendations to the Board of Directors for the granting of awards of stock options to its officers and directors on a discretionary basis.

No stock options were granted during the nine months ended September 30, 2010.

Below is a summary of the stock option activity for the nine months ended September 30, 2010.

		Weighted
	Number of	Average
	Options	Exercise Price
Total Options:
Outstanding, December 31, 2009	5,475,000	$0.24
Expired	(1,225,000)	0.20

Outstanding, September 30, 2010	4,250,000	$0.25

The following tables summarize information and terms of the options outstanding and exercisable:

		Weighted			Weighted
		Average			Average
		Remaining	Weighted		Remaining	Weighted
Range of	Number	Contractual	Average	Number	Contractual	Average
Exercise Prices	of Shares	Life (in years)	Exercise Price	of Shares	Life (in years)	Exercise Price

Options outstanding at September 30, 2010				Options exercisable at September 30, 2010
$ 0.23 – 0.28	4,250,000	0.86	$ 0.246	4,250,000	0.86	$ 0.246

Options outstanding at December 31, 2009				Options exercisable at December 31, 2009
$ 0.20 – 0.28	5,475,000	1.30	$ 0.237	5,475,000	1.30	$ 0.237

The outstanding and exercisable stock options had no intrinsic value at September 30, 2010.

Common stock purchase warrants
Total outstanding warrants at September 30, 2010 were 3,320,833. The exercise prices on all warrants range from $0.03 to $0.16 per share. The warrants are exercisable immediately upon issuance and expiration dates range from two and five years from the date of  issuance.

During the nine months ended September 30, 2010, the Company issued warrants relating to unit private placements granting holders the right to purchase 1,966,667 shares of common stock. The exercise price on these warrants ranges from $0.03 to $0.045 per share. The warrants are exercisable immediately upon issuance and the expiration dates are from two to three years after the date of issuance. The Company estimated the total fair market value of these warrants to be $20,039 at the date of grant, using the BSM pricing model using an expected life of one year, a risk-free interest rate of 2% and an average expected volatility of 153%. The fair value of the warrants has been included in capital stock.

The warrants exercisable at September 30, 2010 had no intrinsic value.

A summary of the Company’s stock purchase warrants as of September 30, 2010 is presented below:

	Number of Warrants	Weighted average exercise price	Weighted average remaining life (years)
Balance, December 31, 2009	6,454,868	0.24	0.69
Issued	1,966,667	0.035	2.56
Exercised	-		-
Expired	(5,100,702)	0.269	-
Balance, September 30, 2010	3,320,833	0.061	0.41

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

Other information	Nine months ended September 30, 2010	Nine months ended September 30, 2009
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

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

We currently have option agreements on exploration properties in the state of Nevada. Subject to the availability of adequate funding, we intend to conduct exploration for gold and silver on these properties and at other properties we may enter into agreements on to assess whether they possess economic deposits of gold and/or silver which could be recovered at a profit. We do not know whether a commercially viable ore body will be located on any of these properties.  Our current exploration plans are limited due to inadequate funding.

Although we obtained a small amount of cash flow from our interest in two oil wells in Tennessee during the third quarter of 2009, there is no assurance that we will receive any cash flow in the future.  Our ability to continue our exploration activities, fund ongoing expenditures, and continue as a going concern is dependent on our ability to obtain additional capital.  We plan to fund our operations by private placements of securities, transactions with other entities, potential cash flows from interests in small oil wells and advances from our management.  Management believes continued efforts to sell securities as well as advances from management should contribute toward funding the Company’s ongoing expenses until appropriate levels of funding can be arranged to conduct exploration, or revenue earned from production.  In light of the conditions of the global economy, there is no guarantee that we will be able to raise the required capital to continue as a going concern.

Going Concern

The report of our independent auditors in our December 31, 2009 financial statements includes an explanatory paragraph indicating that there is substantial doubt about our ability to continue as a going concern due to recurring losses from operations, an accumulated deficit of $18,350,491 and a working capital deficit of $974,554 (December 31, 2009: $923,272).  Our ability to continue as a going concern will be determined by our ability to raise adequate funds and conduct one or more successful exploration programs. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Results of Operations

Discussion of Revenues

In the third quarter of 2009, we received our first revenues from interests in two small oil wells for a total of $3,233.We have not received any revenues during the nine months ended September 30, 2010, and there is no assurance that we will receive any revenues in the future.

We do not anticipate that any significant revenues will be achieved from gold and silver exploration properties until we:

•	Obtain financing to continue our operations:
•	Locate one or more economic mineral deposits which could then be put into production from which we would then be able to extract gold or silver at a profit: or
•	Enter into a joint venture with a third party.

There is no guarantee that we will obtain the financing required to continue our operations. In addition, in the event we are able to secure funds to continue our exploration projects, there is no assurance that our exploration activities will locate viable gold and/or silver reserves, or if an economic mineral deposit were discovered that we would be able to commence commercial production, or that if we do locate viable mineralization that we would be able to secure the funding necessary to proceed with the mining and production of ore.

    Expenses for the Three Month and Nine Month Periods ending September 30, 2010 vs. September 30, 2009

Exploration, geological and geophysical costs which includes impairment of mineral properties, decreased by $81,086, or (99.51)% to $402 for the three months ended September 30, 2010 as compared to $81,488 for the three months ended September 30, 2009.  The principal reasons for this decrease was a reduction in exploration activities due to a lack of funding and the abandonment of a project in the prior year.

Exploration, geological and geophysical costs which includes impairment of mineral properties, decreased by $85,154, or (76.62)% to $25,979 for the nine months ended September 30, 2010 as compared to $111,133 for the nine months ended September 30, 2009.  The principal reasons for this decrease was a reduction in exploration activities due to a lack of funding and the abandonment of a project in the prior year.

General and administrative expenses decreased by $5,535 or (37.60)% to $9,183 for the three months ended September 30, 2010 as compared to $14,718 for the three months ended September 30, 2009.  The principal reasons for this decrease was a reduction in travel and related expenses by the Company’s President and CEO.

General and administrative expenses decreased by  $31,679 or (36.34)% to $55,500 for the nine months ended September 30, 2010 as compared to $87,179 for the nine months ended September 30, 2009.  The principal reasons for this decrease were the cancellation of services for investor relations of $8,000 and advertising for $8,800, a reduction in insurance expense of $2,241, a reduction in public reporting fees of $2,727 and a reduction in telephone and other administrative expenses of $9,911.

Management fees decreased by $7,500, or (15.15%) to $42,000 for the three months ended September 30, 2010 as compared to $49,500 for the three months ended September 30, 2009. The reason for this decrease was the fully expensing of vested stock option compensation at December 31, 2009.

 Management fees decreased by $23,984, or (15.99%) to $126,000 for the nine months ended September 30, 2010 as compared to $149,984 for the nine months ended September 30, 2009. The reason for this decrease was the fully expensing of vested stock option compensation at December 31, 2009.

For the three months ended September 30, 2010, professional fees increased by $39,766, or 413.11% to $49,392 as compared to $9,626 for the three months ended September 30, 2009.  This change for the three month period is due to an increase in legal fees of $36,645 relating to investigation of potential business arrangements.

For the nine months ended September 30, 2010, professional fees increased by $49,346, or 76.27% to $114,044 as compared to $64,698 for the nine months ended September 30, 2009.  This change for the nine month period is due to an  increase in legal fees of $51,712 as the Company  negotiated a stock settlement for outstanding liabilities  and a reduction in accounting fees of $2,366 due to reduced operational accounting activity

There was no depreciation expense for the three months ended September 30, 2010 and 2009, as all equipment had been fully depreciated.

Depreciation expense decreased by $65, or (100%), to $0 for the nine months ended September 30, 2010 as compared to $65 for the nine months ended September 30, 2009.  The principal reason for this change is attributable to equipment becoming fully depreciated.

Liquidity and Financial Condition

Cash and Working Capital

The Company is in the exploration stage and to date it has not yet generated any revenues or cash flow from its activities, except for some minor cash flow from interests in two small oil wells. The Company has had a history of losses.  We had an accumulated deficit of $18,350,491 from our inception in 1983 to December 31, 2009, and an accumulated deficit of $18,661,439 at September 30, 2010.  We had a working capital deficit of $974,554 at September 30, 2010 and $923,272 at December 31, 2009.  We have no long-term obligations, except for our exploration work commitments described under our property agreements on our optioned properties.

We had a cash balance of $16,466 on December 31, 2009 and a cash balance of $22 on September 30, 2010.  For the nine month period ending September 30, 2010, we had net cash outflows of $16,444.  We had current liabilities of $974,576, which consisted of approximately 29% in accounts payable and 71% in amounts due to related parties for management fees, expenses and reimbursements, as of September 30, 2010.

The cash flows used in operations for the nine month period ended September 30, 2010 were $38,944 compared with $38,067 for the same period in 2009.  Cash flows used in operations for the nine month period ended September 30, 2010 consisted primarily of a net loss of $310,948, a decrease in stock based compensation of $23,984, a decrease in prepaid expenses of $30,065, a decrease in accounts payable and accrued liabilities of $69,697, and an increase of $72,416 to accrued expenses for amounts unpaid to related parties, as compared to September 30, 2009. We also received a $10,000 payment in August, 2010.

Net cash flows provided by equity financing activities for the nine month period ended September 30, 2010, were $22,500 versus $40,000 during the same period in 2009.  We had no financing activity during the three months ended September 30, 2010.

Internal and External Sources of Liquidity

During the remaining fiscal year 2010, we expect that our operations will be funded through the sale of our securities, by advances from management, payments from outside parties and from cash flows provided by interests in oil and gas wells.  In addition, we are evaluating, and expect to continue to evaluate, a wide array of potential strategic transactions and relationships with third parties.   However, there is no assurance that we will be able to obtain sufficient funds to support our operations as planned.   We are dependent on the continued support of our creditors and our ability to raise further capital to fund ongoing expenditures. In current market conditions there is uncertainty that the necessary funding can be obtained as needed, raising substantial doubt as to the ability of the Company to continue operating as a going concern.  In the event, we are unable to raise additional capital, we will not be able to meet our obligations and will be required to further curtail or terminate some of our projects.

Contractual Obligations

We do not engage in hedging transactions and we have no hedged mineral resources.

At September 30, 2010, our exploration work expenditures, lease and option payments, and claims maintenance payments on properties are as follows.

Dutch Flat Gold Project:

•
Required work expenditure: $1,500,000 by July, 2010, of which $550,677 was expended by the Company as of September 30, 2010. Further work will depend upon the timing and receipt of additional funds.  The parties would like to proceed with this project, but further progress will depend upon the Company’s ability to obtain additional funds.

•	Claims maintenance fees have been paid through August 31, 2010.

•	Annual payments; $0.

PPM Gold Project:

•
Required work expenditure to April 2008: $175,000, of which $126,027 has been expended;   The Company has not been able to meet its exploration expenditure requirements in a timely manner because of inadequate funds. The timing and amount of additional work will depend upon the timing and amount of funding received.  Both parties wish to continue with the planned exploration program for the property once adequate funding can be obtained to proceed.

•	Claims maintenance fees were paid by Miranda US in August, 2010.
•	Annual payments; $0.

Morgan Pass Gold Project:

•	On May 20, 2008, a Letter of Intent was signed on the Morgan Pass Project. This Letter of Intent was terminated during the third quarter of 2010.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, our principal executive officer and financial officers concluded that there are some weaknesses in our internal controls, including those which relate to the review, approval and reconciliation of accounting data and entries. We believe that our disclosure controls and procedures are adequate, given our limited resources.  We hope to address these issues by reviewing and revising our internal accounting policies and procedures in the future.

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

None.

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

PIEDMONT MINING COMPANY, INC.,
a North Carolina Corporation

Dated: November 15, 2010	/s/ Robert M. Shields, Jr.
By: Robert M. Shields, Jr. Its: Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)