Form 10-K
period 2010-12-31
Piedmont Mining Company, Inc.
filed 2011-03-24
CIK 1366826

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2010 OR

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

Common Stock, no par value per share
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issue, as defined in Rule 405 of the Securities Act.
☐ Yes	No ☑

Check by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.
☐ Yes	No ☑

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐	No ☑

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant was approximately $1,779,898.58 based on the average bid and asked price of the registrant’s common stock as reported on the OTC Bulletin Board under the symbol “PIED” as of June 30, 2010.

The number of shares of the issuer’s common stock outstanding as of  February 15, 2011  was 78,376,025

PIEDMONT MINING COMPANY, INC.

FORM 10-K INDEX

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains “forward-looking statements”, which are statements other than historical information or statements of current condition.  Some forward-looking statements may be identified by the use of such terms as “may,” “should,” “intends,” “projects” “expects,” “will,” “anticipates,” “estimates,” “believes,” “plans” or the negative of these words or other variations on these words or comparable terminology.  These forward-looking statements relate to business plans, project, trends, results of future operations, satisfaction of future cash requirements, funding of future growth, acquisition plans and other matters. In light of the risks and uncertainties inherent in all such projected matters, the inclusion of forward-looking statements in this report should not be regarded as a representation by us or any other person that our objectives or plans will be achieved or that our operating expectations will ever be realized. Revenues and results of operations are difficult to forecast and could differ materially from those projected in forward-looking statements contained herein, including without limitation statements regarding our belief of the sufficiency and availability of capital resources.  Actual results could differ from those projected in any forward-looking statements for, among others, the following reasons: (a) our estimates of mineral reserves and mineralized material, (b) our projected sales and profitability, (c) our growth strategies, (d) anticipated trends in our industry, (e) our future financing plans, (f) our anticipated needs for working capital, (g) our lack of operational experience,  (h) the benefits related to ownership of our common stock, (i) failure to close the transactions contemplated by the Share Exchange Agreement (as described more fully below), and (j) risks related to the proposed collection business of the Company upon the consummation of the acquisition contemplated by the Share Exchange Agreement.   These forward-looking  statements may be found under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business,” as well as in this report generally. Actual events or results may differ materially from those discussed in forward-looking statements as a result of various factors, including, without limitation, the risks outlined under “Risk Factors” and matters described in this report generally. In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this report will in fact occur as projected.

PART I

ITEM 1. BUSINESS

Overview of Business

Piedmont Mining Company, Inc. (herein after the “Company” or “Piedmont”) is a North Carolina corporation formed in 1983.  From our inception until mid-1992, we were engaged in the exploration for, and production of, gold and other precious metals and the evaluation of gold properties in North and South Carolina.  From 1983 we were engaged in exploration and from early 1985 until May 1992, we were also engaged in the mining and production of gold and silver at our Haile Mine Property near Kershaw, South Carolina.  In May 1992, we entered into a joint venture at our Haile Mine Property with Amax Gold Inc. (“AGI”).  Our activities ceased at the Haile Mine Property in 1994.    We did not  become re engaged in exploration activities until 2004, when we relocated our principal place of business to Reno, Nevada.  Since October 2003, we have been an exploration stage company engaged in the acquisition and exploration of mineral properties.  We entered into agreements on ten (10) exploration properties in the state of Nevada, of which nine of them have been terminated.  The description of our current property situation is set forth under Item 2 of this report. However, until funding becomes available, we will not be able to conduct exploration for gold and silver. Our current plans are limited to exploration in the state of Nevada which is dependent on us securing additional financing or seeking alternative sources of cash flow.  In 2009, we were also granted a carried interest in two small oil wells in the United States  to provide minor cash flow to fund some of our expenses, but no cash flows were received in 2010.

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

Recent Events Relating To Proposed Acquisition

As disclosed on our Current Report on Form 8-K filed with the SEC on March 11, 2011, on March 4, 2011, we entered into a Reorganization and Share Exchange Agreement (the “Share Exchange Agreement”) with Financial Resolutions of America Corporation, a California corporation which operates a judgment recovery business using its proprietary servicing platform (“FRAC”) and all of FRAC’s shareholders, as such individuals are listed on the signatory page to the Share Exchange Agreement (“FRAC Shareholders”), pursuant to which it is contemplated that, subject to certain conditions being satisfied or waived, the FRAC Shareholders will exchange all of the common stock of FRAC owned by them, representing all of the issued and outstanding shares of common stock of FRAC, for shares of our Series C Preferred Stock of the Company (the “Exchange”).  Upon consummation of the proposed Exchange, it is contemplated that FRAC shareholders will hold our shares and  FRAC will become our  wholly owned subsidiary.

In addition to customary closing conditions being satisfied or waived, the consummation of the Exchange is conditioned upon, among other things: (a) completion of due diligence to the satisfaction of the parties; (b) the successful completion of a private placement of a minimum of 2,000,000 and a maximum of 10,000,000 shares of our Series B Preferred Stock at a purchase price of $1.00 per share (the “Series B Offering”) with the proceeds to be used primarily as working capital to facilitate the strategic growth and operations of FRAC after the Exchange; (c) letters of resignation from our current executive officers  and the appointment of current officers of FRAC as our officers  effective as of the closing of the Exchange (the “Closing”); (d) the  resignations of  our current directors, with the exception of Mr. Robert Shields, to be effective as of the Closing, and the appointment of Mr. Michael Leseney as our director, effective as of the Closing; (e) the resignation of Mr. Robert Shields as our director and appointments of  Mr. Jon LaVine, Mr. Mark McDougal, Mr. Ronald G. Crane, and Ms. Tessie Saich as our directors y to be effective on the tenth day following our mailing  of an information statement to our stockholders that complies with the requirements of Section 14(f) of the Exchange Act of 1934, as amended (the “Exchange Act”); (f) the satisfaction and assumption of all of our liabilities; and (g) a spin-off of our current exploration and mining business.

The Share Exchange Agreement also contemplates that as soon as practicable following the Exchange, we will take certain corporate actions to effectuate or cause to be effectuated (i) an increase in authorized common stock, (ii) a redomicile from North Carolina to Delaware, (iii) a change in the corporation’s name to “Financial Resolutions of America Corporation,” and (iv) a reverse stock split of the outstanding common stock (“Reverse Stock Split”).  Following the Exchange and Reverse Stock Split, it is contemplated that we will have no more than 20,000,000 shares of common stock outstanding, of which FRAC Shareholders will hold 9,000,000 shares, our current shareholders  will hold 1,000,000 shares, and subscribers to the Series B Offering will hold the remaining shares following the conversion of the Series B Preferred Shares into our common stock. It is contemplated that on the effective date of the Reverse Stock Split, each share of Series B Preferred Stock will automatically convert into shares of our post-Reverse Split Common Stock at the rate of one post-Reverse Stock Split share for each share of Series B Preferred Stock.  It is further contemplated that on the effective date of the Reverse Stock Split, all voting rights of the Series A Preferred Stock shall cease.  It is anticipated that we will subsequently redeem and retire the outstanding shares of Series A Preferred Stock.

In the event we are unable to raise $10,000,000 in the Series B Offering on or before March 31, 2011: (A) with the consent of FRAC, we may extend the date to April 30, 2011; (B) FRAC will have the right, in its sole discretion and upon written notice to us, to  terminate the Share Exchange Agreement, whereupon we will be obligated to cancel the Series B Offering and cause the return of all funds then held in escrow and cause the return of the Series A Shares to us  in exchange for its cancellation of all amounts due pursuant to the promissory note; or (C) so long as at least a minimum of $2,000,000 has been raised, FRAC will have a right to proceed with the  Exchange and the Company will close the Series B Offering with the amount of funds then raised.  If such date is extended to April 30, 2011, then at any time prior to such date FRAC will have the right, in its sole discretion, to terminate the Share Exchange Agreement whereupon we  will cancel the Series B Offering. Notwithstanding the foregoing, the Share Exchange Agreement may be terminated by mutual consent or by either party if the Closing has not occurred on or before May 30, 2011.

Concurrently with the Share Exchange Agreement and as contemplated therein, on March 4, 2011, we  entered into a Series A Preferred Stock Purchase Agreement with FRAC (the “Series A Purchase Agreement”), pursuant to which FRAC purchased an aggregate of 200,000 shares of our Series A Preferred Stock, which in the aggregate represent voting rights equal to approximately 70% of our  total voting power and constituted a change of control of our voting securities, for an aggregate purchase price of $479,290, which was paid in the form of a promissory note with the indebtedness represented by such note to be due and payable in full at the contemplated Closing (the “Note”). In the event the Share Exchange Agreement is terminated, FRAC will return the shares of Series A Preferred Stock in exchange for cancellation of the promissory note issued in connection with the purchase of such shares.

The description of the Share Exchange Agreement, Note, Series A Purchase Agreement are qualified in its entirety by reference to the respective agreement, as referenced as Exhibits 10.6, 10.7 and 10.8, respectively under Item 15 of this Report. For more information regarding the Share Exchange, please see the Registrant’s Form 8-K filed with the SEC on March 11, 2011.

We have included a description of the business of FRAC  in this report; however, the acquisition of FRAC are subject to the satisfaction of various conditions and are subject to certain risks more fully described in this report. There is no assurance that the acquisition will be consummated.

Our Current Business-Mining and Exploration

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

If gold and/or silver mineralization that is determined to be of economic grade and in sufficient quantity to justify production were located, additional capital would be required to develop, mine and sell our production.

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

The state of Nevada adopted the Mined Land Reclamation Act (the “Nevada Act”) in 1989 that established design, operation, monitoring and closure requirements for all mining operations in the state. The Nevada Act has increased the cost of designing, operating, monitoring and closing new mining facilities and could affect the cost of operating, monitoring and closing existing mining facilities. New facilities are also required to provide a reclamation plan and financial assurance to ensure that the reclamation plan is implemented upon completion of operations. The Nevada Act also requires reclamation plans and permits for exploration projects that will result in more than five acres of surface disturbance. In addition, the state of Nevada imposed taxes at various rates on all mineral claims in the state.

Permits are necessary for exploration activities and we would intend to file for the required permits to conduct our exploration programs as necessary. These permits are usually obtained from either the Bureau of Land Management or the United States Forest Service. Obtaining such permits usually requires the posting of small bonds for subsequent remediation of trenching, drilling and bulk-sampling.

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

Employees and Employment Agreements

We currently have no full-time employees or employment agreements.  We may attempt to engage qualified consultants or employees in the future, as needed, if and when our activities grow.  We do not intend to build an exploration staff, but rather to joint venture our projects with competent exploration groups who can manage the exploration activities with our funding, although in some cases we may conduct exploration on our own using contractors.

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

Subsidiaries

Piedmont Gold Company, Inc., a North Carolina corporation, is a wholly-owned subsidiary of the Company.

Patents/Trade Marks/Licenses/Franchises/Concessions/Royalty Agreements or Labor Contracts

We do not currently own any patents or trademarks. Also, we are not a party to any license or franchise agreements, concessions, royalty agreements or labor contracts arising from any patents or trademarks.

Business Relating To Proposed Acquisition

FRAC’s Business

FRAC was recently incorporated under the name “Financial Resolutions of America Corporation” in the State of California on November 8, 2010,  FRAC was founded and are managed by a group of individuals who originally founded and operated/operate  JRG, a private company located in Lakeport, California with offices near Sacramento and Seattle, Washington.  Since 1999, JRG has been primarily engaged in a contingency judgment recovery business in California.  JRG currently has 11 employees and provides its services in 14 states.  In addition, it developed a proprietary pricing, due diligence, screening and servicing platform for the acquisition and enforcement of court-awarded civil judgments the “Servicing Platform.”

In December 2010, FRAC purchased the proprietary Servicing Platform from JRG for $300,000 which was paid pursuant to a 10% promissory note, all of which principal and accrued interest is outstanding as of March 31, 2011.  In connection, FRAC granted JRG a royalty-free license to use the Servicing Platform in the United States for the purpose of liquidating its remaining judgment portfolio. FRAC’s business is dependent on the Servicing Platform.

Through their business experience at JRG, FRAC’s founders have identified an opportunity to expand the judgment recovery business by purchasing judgment portfolios.  Instead of generating revenues on contingency judgment enforcements by sharing the collections from judgments with the owners of the judgments, subject to the availability of sufficient, FRAC  intends to selectively acquire judgment portfolios with the greatest likelihood of collection using its proprietary Servicing Platform and to generate revenues from the enforcement of judgments owned by FRAC. FRAC may also sell the unsatisfied judgments in our portfolios from time to time that have not been identified for active enforcement.

FRAC’s principal  office is located at 1228 S. Main Street, Lakeport, California 95453 and its  telephone number is (707) 263-5412.

Enforcement of Judgments

FRAC’s business focuses on enforcing unsatisfied judgments.  In contrast, many companies in its  industry have more diversified operations and work to collect both bad debts and judgments. These companies with diversified businesses often use the tactics used for bad debt collection to collect on judgments. Unlike these businesses, FRAC’s  strategies are specifically developed for judgment collections.  In addition, instead of relying on human resources to collect judgments FRAC has streamlined the screening and enforcement process through the use of its proprietary Servicing Platform technology.

Competition

The judgment recovery industry is fragmented and there is limited competition even while unsatisfied judgments are growing.  Even with consumer judgments growing at a rapid pace, due to the general population continuing to borrow and spend beyond its means, FRAC is not aware of a major competitor in this market segment using its business model.  FRAC is  aware of attorneys that collect judgments, individuals such as process servers that attempt to collect judgments and companies that sell books and CDs on how to collect judgments.  However, for the most part, the individuals collecting judgments are doing so on a judgment by judgment basis and are typically limited to a small geographic area.  In California, many of these individuals belong to the California Association of Judgment Professionals.  The individuals and companies mentioned above appear to rely on extensive human labor to collect their judgments.  These individuals operate like detectives or private investigators tracking down debtors and pursuing one judgment at a time.  They do not operate on the scale FRAC intends to operate on.

FRAC has identified several public companies which  provide services such as FRAC’s  but the business models of these companies are significantly different.  Such public companies tend to have a diversified business that includes the collection of debt and often rely on the same tactics they use to collect debt to enforce judgments.  These tactics may include relying on hundreds of individuals in call centers to call debtors or turning the judgments over to a group of attorneys to collect on a contingency basis.

FRAC’s Strength

FRAC was founded by a group of individuals who have successfully operated a contingency judgment enforcement business, JRG. FRAC’s management has developed its business model based on their years of experience in the industry and in reliance on its Servicing Platform. Unlike the traditional method of judgment collection, FRAC uses  technology to streamline the screening and collection process.  FRAC’s management  believe it also has  the following advantages:

• Accounts Receivables are continuously accruing interest;
• Limited competition;
• Unlimited inventory (unsatisfied judgments);
• Business model is difficult replicate;
• Proprietary Servicing Platform;
• Access to economies of scale subject to the availability of capital;
• Experienced management team;
• Developed time tested processes, procedures and software;
• Loyal, committed, long-term and fully trained employees, and
• Developed and proven a business model that is highly scalable and difficult to replicate.

Marketing and Sales Strategy

FRAC has  identified large financial services or insurance companies and other national or regional companies as targets, and, using its automated screening system to search relevant databases, it intends to  determine whether there is a sufficient volume of judgments to merit pursuing a discussion.  FRAC intends to purchase the judgment portfolios either directly from the issuer or from other sellers and from time to time through bid at auction. FRAC’s senior management will be responsible for estimating the value of the judgment portfolios, negotiating the price and terms with the seller, closing the purchase and obtaining the media for each judgment.

It is intended that each of its contracts will contain a buyback/putback provision whereby judgment debts purchased in which the judgment debtor is deceased, adjudicated as bankrupt and/or has previously satisfied the judgment prior to cutoff will be refunded to FRAC.  This is a standard practice in the industry.

Each potential acquisition begins with the AIP System (Asset Identification Program) of the Servicing Platform.  In this stage of the due diligence process FRAC typically reviews the data relating to the judgment debtor(s) to determine his/her/their assets.  FRAC’s management then makes an assessment of each judgment debtor to determine the judgment’s collectability.  The Servicing Platform also screens each of the judgment debtors for bankruptcy, death, employment, real estate and bank accounts.

Initially, FRAC intends to use the two main mechanisms in enforcing judgments which are: wage garnishment and real estate abstracts (“liens”).  Based on static pool analyses of JRG’s past portfolios, FRAC believes that it will collect a judgment via wage garnishment in approximately twenty-one (21) months and a real estate lien in approximately sixty (60) months.  The average time to collect a judgment portfolio will obviously vary depending on the mix of garnishments and liens and there is no assurance that the judgment will be collected in such time or if at all. FRAC’s management believes, based on its experience and assuming a mixture of 60% real property liens (abstracts) and 40% wage garnishments, the average time to satisfy a judgment is roughly thirty-seven (37) months.

Similar to JRG, in order for a judgment to be recorded as an account receivable, FRAC will require (and prudence dictates) that the judgment be owned by FRAC and an asset (employment, real property, bank account, etc.) be identified as a source of recovery for the judgment.

Challenges

One of the disadvantages of FRAC’s business is cash flow.  FRAC estimates that it will take an average of approximately thirty-seven (37) months to collect a judgment dependent upon the ratio of wage garnishments to real property liens.  However, there are aspects of our business that may partially offset this disadvantage.

Many businesses face the daunting challenge of estimating future sales and developing financial plans based on those estimates.  For example, an automobile manufacturer’s plan may include sales assumptions based on anticipated purchases from consumers, estimates which themselves are based on assumptions concerning consumer buying patterns, economic forecasts and the changing age of the population.  Despite the care with which such estimates are made, that automobile manufacturer could be caught off-guard by suddenly soaring oil prices and changes in consumer sentiment towards gas guzzling vehicles.  This sudden shift, or any number of similar scenarios could wreck havoc on the manufacturer’s budgets, plans, and results.

While FRAC, like other businesses, are subject to fluctuations in general economic conditions and a constantly evolving competitive landscape, the nature of FRAC’s business provides some insulation against those forces in the marketplace beyond its control.  Based on its experience and proprietary models, FRAC anticipates that it will be able to predict, with reasonable accuracy, the minimum revenue it can expect to generate from any given portfolio of judgments before we even purchase such a portfolio.

FRAC’s  strategy is to refrain from purchasing a portfolio unless it can be determined in advance, with a reasonable degree of certainty, what the minimum amount of revenue expected  from the portfolio will be.  FRAC will screen portfolios prior to purchasing.  If it does not appear that a portfolio will result in a return of a minimum multiple of the cost of purchase, the portfolio will likely not be purchased.  If FRAC chooses to pass on a portfolio, FRAC’s costs are minimal and FRAC will move on to the next portfolio as there is presently no shortage of unsatisfied judgments available for purchase.

FRAC’s initial screening generates the “cream,” i.e. those debtors with assets sufficient to initiate a portfolio purchase.  Then, on a regular basis the portfolio is run through the screening process and additional assets are found.  A debtor that didn’t have a job, bank account or real property during the initial pass may in 1, 6, 12 or even 18 months.  So, while the auto manufacturer can only make an educated guess based on assumptions made from other assumptions as to how much revenue will result from each automobile built, FRAC anticipates that it will know in advance the minimum revenue that it will be able to record from each portfolio purchased by it.

Regulation and Licensing

           FRAC’s business is regulated and FRAC is required to obtain certain licenses to operate.  FRAC  intends to obtain all necessary business permits and licenses as may be required to enforce its judgments in the jurisdictions that require such permits and licensing.  In addition, FRAC’s  business is subject to certain federal and/or state regulations including, among others, the Fair Debt Collection Practices Act (FDCPA) and the Fair Credit Reporting Act (FCRA).

•
Fair Debt Collection Practices Act (FDCPA).  This act imposes certain obligations and restrictions on collection practices, including specific restrictions regarding communications with consumers, including the time, place and manner of the communications.  This act also provides the consumer with certain rights, including the right to dispute the validity of their obligations and a right to sue third parties that fail to comply with the act’s provisions, including the right to recover attorney fees.

•
Fair Credit Reporting Act (FCRA).  This act places certain requirements on credit information providers regarding verification of the accuracy of information provided to credit reporting agencies and investigating consumer disputes concerning the accuracy of such information.  The FCRA includes additional duties applicable to data furnishers with respect to information in the consumer’s credit file that the consumer identifies as resulting from identity theft, and requires that data furnishers have procedures in place to prevent such information from being furnished to credit reporting agencies.

FRAC’s  management team has made provisions for a Training and Compliance Manager who will work closely with its judgment enforcers in assuring compliance with the FDCPA, FCRA and all other State and Federal rules and regulations and only the highest ethical standards will be adhered to and maintained by its personnel when dealing with consumers.

Intellectual Property

       FRAC owns a proprietary Servicing Platform which it purchased from JRG in December 2010.  Through the use of its proprietary software screening system, which searches multiple databases for relevant information on debtors with judgments against them, FRAC is e able to access the following information:

•	Matching social security numbers with the judgment names.

•	Matching the judgment name, death certificate and the social security number.

•	Matching current addresses with judgment names.

•	Identifying judgment name with a name that is currently employed.

•	Matching judgment names with bankruptcy discharges.

•	Identifying judgment names with individuals who own property.

By reviewing the above information, FRAC is  able to eliminate approximately one half of all judgments and persons associated therewith. Of the remaining one half, FRAC has typically found that approximately 66% of these judgment debtors are either employed and/or own property – about 33% of the total portfolio.  In short, this technology speeds up the search process, and assists in identifying judgment debtors that have a high prospect of having their judgments fully collected.

FRAC intends to sign confidentiality agreements with its employees to ensure that its intellectual property and intangible assets are properly protected. The Servicing Platform is proprietary and only made known to few key employees, all of whom will sign the above-mentioned confidentiality agreement to prevent the leakage of core technology. FRAC  relies on intellectual property such as trade secrets and technical innovations, to protect and build its competitive position.  Under the terms of the purchase agreement pursuant to which we acquired the Servicing Platform, FRAC granted JRG a right to use the Servicing Platform for the purpose of liquidating its remaining judgment portfolio.  In addition, FRAC is  required to pay a perpetual royalty payment of 1% of its  future revenue recognized from judgments utilizing the Servicing Platform with a minimum payment of $10,000 per quarter for the next three years.  In the event FRAC fails to make a royalty payment, JRG has a right to repurchase the Servicing Platform for $10,000.

Properties

FRAC does not currently own any real property.

Employees

FRAC has eleven (11) full-time equivalent employees as of January 31, 2011, although some currently share duties with JRG.  FRAC anticipates that it will hire four (4) additional employees by the end of December 31, 2011.

Legal Proceedings

FRAC is not involved in any legal proceedings which have a material effect on its operations or financial statements.

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

Risks Associated With Our Exploration AND Mining Business

We have experienced losses since fiscal year ended December 31, 1992, and we expect losses to continue for the foreseeable future.

We are in the exploration stage and to date has not yet generated any net revenues or cash flow from its activities since 1992, except for some minor cash flow from interests in two oil wells. We incurred operating losses of $457,436 and $545,737 in the years ended December 31, 2010 and 2009, respectively.  We had an accumulated deficit of $18,807,927 as of December 31, 2010.  We had a working capital deficit of $1,121,043 at December 31, 2010.  Revenues are not normally generated during the exploration stage of operations.  We do not anticipate generating revenues from exploration or production in the foreseeable future. Profitability will require the successful development of one or more properties or the joint venture or outright sale of one or more properties. We may not be able to successfully commercialize any mineral properties and thereby become profitable.

There is substantial doubt about our ability to continue as a going concern due to significant recurring losses from our operations, our accumulated deficit and our working capital deficit, all of which means that we will need to obtain additional funding in order to continue operations.

Our independent auditors have added an explanatory paragraph in their opinion issued in connection with our financial statements for the years ended December 31, 2010 and 2009 with respect to their substantial doubt about our ability to continue as a going concern.   We have been generating significant losses from our operations. Since our incorporation in July 1983, we have amassed an accumulated deficit of $18,807,927 as of December 31, 2010.  We also had a working capital deficit of $1,121,043 as of December 31, 2010, which raises substantial doubt about our ability to continue as a going concern. As discussed in Note 1 to our financial statements for the fiscal year ended December 31, 2010, we are  dependent on the continued support of our  creditors and our  ability to raise further capital to fund ongoing expenditures for exploration and administration. In current market conditions there is uncertainty that the necessary funding can be obtained as needed raising substantial doubt as to the ability of the Company to continue operating as a going concern.

If we are unable to effectively and efficiently improve and maintain our controls and procedures, there could be a material adverse effect on our operations or financial results.

As a public company, we are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and the Sarbanes-Oxley Act of 2002 (“SOX”).  These requirements may place a strain on our systems and resources.   The Exchange Act requires, among other things, that we file annual, quarterly and current reports with respect to our business and financial condition.  SOX requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting.   Subject to the availability  we  intend to devote  resources to maintain and improve the effectiveness of our disclosure controls and procedures and internal control over financial reporting.

Effective internal controls are necessary for us to provide reliable financial reports.  If we cannot provide reliable financial reports, our business and operating results could be harmed.  Last year, we noted that there could be improvements in our internal controls. Any failure to implement and maintain the improvements in the controls over our financial reporting, or difficulties encountered in the implementation of these improvements in our controls, could cause us to fail to meet our reporting obligations.  Any failure to improve our internal controls to address these identified deficiencies could also cause investors to lose confidence in our reported financial information, which could have a negative impact on the trading price of our stock.

We may fail to secure additional financing to maintain our business and to meet our current and future capital needs.

We need significant additional capital to maintain our current business and to conduct our planned exploration activities.  We may fail to secure additional debt or equity financing on terms acceptable to us, or at all, at times when we need such funding.  If we do raise funds by issuing additional equity or convertible debt securities, the ownership percentages of existing shareholders would be reduced and the securities that we issue may have rights, preferences or privileges senior to those of the current holders of our common stock.  Such securities may also be issued at a discount to the market price of our common stock, resulting in further dilution to our existing shareholders.  Our inability to raise additional funds on a timely basis will make it difficult for us to achieve our business objectives and will have a negative impact on our business, financial condition, results of operations and the value of our common stock.

We may not be able to secure additional financing to meet our future capital needs due to changes in general economic conditions.

Any sustained weakness in the general economic conditions and/or financial markets in the United States or globally could affect adversely our ability to raise capital on favorable terms or at all. If we raise additional funds by issuing debt, we may be subject to debt covenants, such as the debt covenants under our secured credit facility, which could place limitations on our operations including our ability to declare and pay dividends.  Our inability to raise additional funds on a timely basis would make it difficult for us to maintain and achieve our business objectives and would have a negative impact on our business.

We do not currently have sufficient funds to complete our proposed exploration programs, and as a result we may have to suspend operations on, or terminate, some of them.

Our mineral exploration programs are limited and restricted by the amount of working capital that we have and are able to raise from financings. Since 2008, we have terminated our interests in many of our properties because of our inability to meet the capital requirements for such properties. As of December 31, 2010, we only had cash in the amount of $176. Our exploration programs call for significant expenditures.  We may fail to secure additional financing to meet our future capital needs.  Obtaining additional financing would be subject to a number of factors, including the market prices for gold and silver, investor sentiment and investor acceptance of our exploration programs. These factors may make the timing, amount, terms or conditions of additional financing unacceptable or unavailable to us. The most likely source of future funding is through the sale of equity capital. Any sale of equity capital would result in dilution to our existing shareholders.

Mining and exploration business is susceptible to uncontrollable and unpredictable outside developments and hazards that may affect our ability to carry out our planned operations.

Mining and exploration business is vulnerable to many hazards and risks that are not presently foreseeable or predictable.  Floods or excessive snowfall could seriously impede or halt our operations resulting in unexpected costs and delays in our planned activities.  Earthquakes could result in serious damage or destruction to facilities, equipment and roadways.  Large volcanic eruptions  could cripple our operations.  Rapid and unexpected outbreaks of plagues and pestilence, such as ‘bird flu’ or ‘swine flu’, small pox and bubonic plague, could have serious negative consequences.  Acts of war or attacks by terrorists could also seriously disrupt our operations, adversely affecting our management and causing a significant or total loss of your investment. You should carefully consider the prospects and consequences of each of these unpredictable hazards before deciding whether or not to make your investment in our common stock.

The validity of our unpatented mining claims could be challenged, which could force us to curtail or cease our business operations.

A majority of the properties we leased were unpatented mining claims. These claims are located on federal land and involve mineral rights that are subject to the claims procedures established by the General Mining Law of 1872, as amended.

The government requires that we make certain filings each year and pay an annual holding fee of $140 per claim. If we fail to make the annual holding payments or to make the required filings, our mining claims could become invalid. Because mining claims are self-initiated and self-maintained rights, they are subject to unique vulnerabilities not associated with other types of properties. It is difficult to ascertain the validity of unpatented mining claims from public records and, therefore, it is difficult to confirm that a claimant has followed all of the requisite steps for the initiation and maintenance of a claim. No title insurance is available for mining claims. In the event we do not have acceptable title to our leased properties, we could be forced to curtail or cease our exploration activities.

We may not have access to the supplies and materials needed for exploration, which could cause delays or suspension of our planned operations.

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

Insurance will not and cannot cover all the potential risks associated with  exploration activities. Cost prohibitive premiums may make it economically unfeasible to obtain or maintain insurance to cover many risks.  Insurance coverage may not be available or may not be adequate to cover any resulting liabilities. Moreover, insurance coverage against risks such as environmental pollution or other hazards as a result of exploration activities could be prohibitively expensive to obtain for a company of our size and financial means. We might also become subject to liabilities for air, water or ground pollution or other hazards which we may not be insured against or which we may elect not to insure against because of premium costs or other reasons. Losses from such events could cause us to incur significant costs and liabilities that could have a material adverse effect upon our financial condition and our exploration activities.

We have no known mineral reserves at present, and if we cannot find and develop any, we may have to cease operations.

We have no known mineral reserves at present.  If we cannot find reserves of gold, silver or other metals or if we cannot adequately explore and drill and prove up mineral reserves, either because we do not have the money to do so, or because it would not be economically feasible to do so, or because it is determined that the property does not contain economic mineral reserves, we may have to cease operations which could seriously impair the value of your investment. Mineral exploration is highly speculative, involves many risks and is frequently unsuccessful.

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

Our exploration business  is highly dependent upon Robert M. Shields, Jr., who is our Chairman of the Board of Directors, President, Chief Executive Officer and Chief Financial Officer and upon Lewis B. Gustafson, our Director and Vice President of Exploration and any loss of Messrs. Shields or Gustafson could have a material adverse effect upon our exploration business and our ability to continue as a going concern.

Our success in our exploration business  is highly dependent upon the key business relationships and expertise of Robert M. Shields, Jr., who is our Chairman of the Board of Directors, President, Chief Executive Officer and Chief Financial Officer, and Lewis B. Gustafson, our Director and Vice President of Exploration.    We do not have a succession plan in place.  We do not have employment agreements with Mr. Shields or Mr. Gustafson or any insurance to cover the loss of their services.  The loss of the services of Mr. Shields, our Chairman, President, Chief Executive Officer and Chief Financial Officer or the loss of Mr. Gustafson our Vice President of Exploration and Director, along with the loss of their numerous contacts and relationships and their extensive knowledge and experience in the industry, would have a material adverse effect on our business and on our ability to continue as a going concern.

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

Risks Associated With Our  Exploration And Mining  Industry

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

In 1992, a federal holding fee of $100 per claim was imposed upon unpatented mining claims located on federal lands. This fee was increased to $125 per claim in 2005 ($133.50 total with the accompanying County fees included) and then in 2009 increased again to $140 per claim and in 2010 the state of Nevada imposed additional claims fees. Beginning in October 1994, a moratorium on processing of new patent applications was approved. In addition, a variety of legislation over the years has been proposed by the United States Congress to further amend the General Mining Law. If any of this legislation is enacted, the proposed legislation would, among other things, change the current patenting procedures, limit the rights obtained in a patent, impose royalties on unpatented claims, and enact new reclamation, environmental controls and restoration requirements.

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

Our common stock is illiquid and this low trading volume may adversely affect the price of our common stock.

The common stock is currently quoted on the Over The Counter Bulletin Board (the “OTCBB”). Although the shares of common stock are quoted on the OTCBB, there is not assurance that it will continue to be quoted and there is a limited market for the common stock. The trading market in the common stock is illiquid. That limited trading volume will subject shares of the common stock to significant price volatility and may make it difficult for you to sell shares of common stock,  Accordingly, investors will need to bear the economic risk of their investment for an indefinite period of time and may not be able to liquidate their investment quickly.

One shareholder controls approximately 70% of the total voting power of the Company.

Concurrently with the Share Exchange Agreement and as contemplated therein, on March 4, 2011, we  entered into a Series A Preferred Stock Purchase Agreement with FRAC  pursuant to which FRAC purchased an aggregate of 200,000 shares of our Series A Preferred Stock, which in the aggregate represent voting rights equal to approximately 70% of our  total voting power.  As a result of their ownership, FRAC is able to significantly influence all matters requiring shareholder approval, including the election of directors and approval of significant corporate transactions.  This concentration of ownership may also have the effect of delaying or preventing a change in control.

Potential for substantial dilution to our existing stockholders exists.

The conversion of our Series B Preferred Stock and Series C Preferred Stock, upon the closing of the proposed Exchange and subsequent reverse stock split,  will cause immediate and substantial dilution to our existing shareholders.  In particular, the consummation of the proposed Exchange and effectiveness of Reverse Stock Split will result in our current shareholders owning approximately at least 5% of the Company and the holders of the Series B and Series C Preferred Stock will collectively hold approximately at least 95% of the outstanding common stock (on an as-converted basis) following the contemplated reverse stock split.  In addition, any additional financing may result in significant dilution to our existing shareholders.

Any sale of a substantial amount of our stock could cause our stock price to drop.

Pursuant to transaction completed by the Share Exchange Agreement, it is contemplated that holders of our Series B Preferred Stock and Series C Preferred Stock   will receive shares of our common stock upon conversion.  There are several individuals who will  hold significant position in our common stock following the Exchange and subsequent conversion of the Series B Preferred Stock and Series C Preferred Stock. None of these shareholders will be obligated to retain his or her shares of common stock for any specified period of time  (notwithstanding the requirements of the Securities Act).  Any sale by these or other holders of a substantial amount of common stock in the public market, or the perception that such a sale could occur, could have an adverse effect on the market price of the common stock.  Such an effect could be magnified because the common stock is thinly traded.

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

Risks Associated With Our Proposed Acquisition Of FRAC

We may not be able to successfully consummate the transactions contemplated by the Share Exchange Agreement, and even if we are successful the consummation of the transactions there is no assurance that we will achieve profitability.

As disclosed on our Current Report on Form 8-K filed with the SEC on March 11, 2011, on March 4, 2011, we entered into a Share Exchange Agreement with FRAC, and all of FRAC’s shareholders, pursuant to which it is contemplated that, subject to certain conditions being satisfied or waived, the FRAC Shareholders will exchange all of the common stock of FRAC owned by them, representing all of the issued and outstanding shares of common stock of FRAC, for shares of our Series C Preferred Stock of the Company.  Upon consummation of the proposed Exchange, it is contemplated that FRAC shareholders will hold our shares and  FRAC will become our  wholly owned subsidiary.  The consummation of the Exchange is subject to conditions which we can give no assurance that such conditions will be satisfied and the Exchange will be consummated.

If the Exchange is consummated, each current shareholder will hold a substantially lesser percentage ownership in the Company.

If the transactions contemplated by the Share Exchange Agreement is consummated, it will result in the Company issuing new common stock  to shareholders of FRAC and holders of the Series B Preferred Stock.  This issuance will result in reduction in percentage of shares owned by our present and prospective shareholders, who are not holders of the Series B and Series C Preferred Stock, and will result in a change in our management and our current business.

We may not successfully close the proposed acquisition of FRAC.

The Share Exchange Agreement includes various closing conditions which must be satisfied before the acquisition of FRAC will occur.  In the event that these conditions are not satisfied or waived by the respective party, the acquisitions may not occur.

The proposed Exchange may result in additional Sarbanes-Oxley issues and material weaknesses in the control structure of the Company

FRAC is a private corporation that has not been subject to the requirements of the Sarbanes-Oxley Act of 2002. The operations of FRAC will be material to the results of the post-acquisition combined entity and management may not have sufficient time to document, assess, test, and remedy the control structure of such company, to identify any material control weaknesses; and to disclose any such weaknesses in time to comply with the reporting requirements of SOX.

FRAC has  limited operating history on which to base its future prospects and results of operations.

FRAC’s operations to date have been limited to organizational and financing matters. FRAC has no revenue from operations and no other financial results upon which investors may base an assessment of its potential.  Although FRAC is  managed by a group of individuals who have extensive experience in the judgment collection industry and have had prior success in a contingency judgment collection business, due to its limited operations, historical operating results may not provide a meaningful basis for evaluating its business, financial performance and prospects.   In addition, FRAC has no operating history and no present sources of revenues, and cannot assure investors that its business will ever become profitable or that it will ever generate sufficient revenues to meet its expenses and support its  planned activities.

Since FRAC is new business, FRAC anticipates that it will initially have operating losses and negative operating cash flow until at least the eleventh month and there is no assurance that it will be successful generating a positive cash flow.

As an early stage company, FRAC anticipates incurring negative operating cash flow for, at least, an initial eleven month period and will continue to rely upon financing efforts to support it until such time as FRAC is able to generate positive cash flow from operations.  Accordingly, FRAC expects to incur net losses until it can produce sufficient revenues to cover its costs, which may not occur.  FRAC also expects to experience negative operating cash flows for the immediate future because it intends to develop its technology and infrastructure.  The development of the business and technology will most likely require additional capital, which FRAC  may be unable to obtain on suitable terms, or at all.  If FRAC is unable to obtain adequate funding on suitable terms, or at all, FRAC  may have to delay, reduce or eliminate some or all of its advertising, marketing, product development efforts, general operations or any other initiatives.

Even if FRAC does achieve profitability,  FRAC may be unable to sustain or increase profitability in the future since its management intends to invest in the marketing and promotion of its business and further development of  its operating infrastructure.  FRAC’s ability to achieve and maintain profitability and positive cash flow is dependent upon its ability to (1) obtain suitable judgment portfolios, (2) generate revenues from its planned business operations, and (3) minimize operating costs.  Based upon current plans, FRAC does not expect to incur operating losses in future periods, but cannot guarantee that it will be successful in generating revenues or minimizing operating costs in the future.  Failure to generate revenues or minimize operating costs may cause it to suspend or curtail its business plan.

FRAC’s proprietary Servicing Platform may be repurchased by JRG in the event we fail to make the minimum royalty payment.

FRAC’s business is dependent on the use of a proprietary Servicing Platform.  Under the terms of the agreement pursuant to which FRAC  purchased the Servicing Platform, FRAC  agreed to make certain royalty payments.  A breach of the terms of the purchase agreement, including failure to (i) pay the promissory note in the principal amount of $300,000 FRAC issued as part of the purchase price of the Servicing Platform, and (ii) pay a royalty fee equal to 1% of FRAC’s revenues generated from recognized revenue through use of the Servicing Platform, (iii) and a minimum quarterly royalty payment of $10,000 for three years, will give JRG the right to repurchase the Servicing Platform for $10,000.  FRAC will lose its competitive advantage in the event it loses the right to use the Servicing Platform and FRAC’s business operations and condition will be materially and adversely affected.

FRAC relies on its current management for the implementation of its business strategy.

FRAC believes that its success is largely dependent up on the continued service of the members of its management team, who are critical to establishing its corporate strategies and focus, and implementing its strategic goals.  In particular, FRAC’s  president, Michael J. Leseney, Senior Vice President Mark McDougal, and Senior Vice President Tessie Saich have substantial experience and expertise in judgment recovery and are crucial to FRAC’s success. Although the possibility is unlikely, if any of its executive officers or management team are unable or unwilling to continue in their present positions, FRAC may not be able to replace them readily, if at all. Therefore, FRAC’s  business may be severely disrupted, and it may incur additional expenses to recruit and retain new officers. In addition, if any of its executives join a competitor or forms a competing company, FRAC  may lose its competitive advantage.

FRAC’s Executive Officers and Directors also hold management positions in JRG which may result in a conflict of interest.

Michael J. Leseney, FRAC’s  president, and Jon LaVine, a member of FRAC’s  board of directors, also hold either management positions in JRG or own direct and indirect interests in JRG.  JRG operates a limited contingency judgment recovery group and FRAC’s management team has based its current business model and plan of operations, in substantial part, on the business experience and operations of JRG.  Although FRAC’s directors and executive officers have fiduciary duties to us, in light of their respective management and ownership positions in both FRAC and JRG, there can be no assurance that a conflict of interest will not arise in transactions involving FRAC and JRG.  In addition, JRG’s license of the Servicing Platform provides JRG the ability to utilize the proprietary Servicing Platform for the liquidation of its current judgment portfolio.

FRAC may be unsuccessful in protecting its intellectual property rights.

FRAC’s ability to compete effectively against other companies in its industry may depend, in part, on its ability to protect its current and future proprietary technology under patent, copyright, trademark, trade secret and other intellectual property laws.  FRAC cannot guarantee that its means of protecting its intellectual property rights in the United States or abroad will be adequate, or that others will not develop technologies similar or superior to its  intellectual property.  In addition, management may be distracted by, and FRAC  may incur substantial costs in, attempting to protect intellectual property.

Also, despite the steps taken by FRAC  to protect its  intellectual property rights, it may be possible for unauthorized third parties to copy or reverse-engineer aspects of FRAC’s products, develop similar technology independently or otherwise obtain and use information that FRAC regards as its trade secrets, and FRAC  may be unable to successfully identify or prosecute unauthorized uses of its intellectual property rights.

FRAC may not be able to secure additional financing to meet its future capital needs due to changes in general economic conditions.

FRAC expects that it will require additional capital to develop and market its business.  Although FRAC believes that the $10 million would be sufficient to fund its operations for the foreseeable future, its actual financing requirements could vary significantly from its projections.  FRAC might have to raise more funds than it expects, or raise them sooner than it expects, to remain in business and to continue to implement its business strategy.  Any sustained weakness in the general economic conditions and/or financial markets in the United States or globally could affect adversely its ability to raise capital on favorable terms or at all.  If FRAC is unable to raise additional capital, it will be difficult for FRAC to achieve its business objectives and such inability will  have a negative impact on its business, financial condition and results of operations.

FRAC may not have access to capital in the future as a result of disruption in capital and credit markets.

FRAC’s ability to access capital or credit necessary to continue operations may be hindered by the continuing difficulties in the capital and credit markets both in the United States and internationally.  Moreover, longer term volatility and continued disruptions in the capital and credit markets as a result of uncertainty, changing or increased regulation of financial institutions, reduced alternatives or failures of significant financial institutions could adversely affect its  access to the liquidity needed for its business in the longer term.  Such disruptions could require FRAC to take measures to conserve cash until the markets stabilize or until alternative credit arrangements or other funding for its  business needs can be arranged.  The continuation of these disruptions could increase its interest expense and capital costs and could affect adversely its  results of operations and financial position including its ability to grow its business through joint ventures, sales or acquisitions.

FRAC must have the capital to purchase adequate portfolios of judgments and adequate human resources to conduct its business, and other factors may also adversely affect its operations.

FRAC’s business model is dependent on its ability to have sufficient funds to purchase portfolios of judgments and to  effectively screen and purchase portfolios of judgments and have sufficient staff support to collect on these judgments. A shortage of staff  may result in its inability to collect on the judgments which will affect its operating results, financial condition, cash flows and stock price. In addition, FRAC’s operating results may also be affected by the following:

●	the timing of purchase of judgment portfolios;

●	delays in collecting or enforcing the judgments;

●	effectiveness in using technology to screen judgments;

●	effectiveness in managing the collection processes;

●	changes in government regulations; and

●	changes or anticipated changes in economic conditions, including but not limited to changes in employment or financial status of the debtor.

FRAC is subject to particularly lengthy cycles in recovering judgments.

Based on FRAC’s  management’s prior experience in enforcing judgments, FRAC anticipates that the length of time to recover most judgments will be between twenty-one and sixty months.  Some of the judgments may take longer or may be unenforceable. These lengthy and challenging collection cycles may mean that it could take a significant amount of time before its enforcement efforts result in cash flow, if any, and this long collection cycle may have adverse effects on its operating results and financial condition.

If FRAC does not accurately screen for judgments or economic conditions change, FRAC may have excess inventory of judgments to liquidate or have greater difficulty collecting on the judgments, either of which could adversely affect its business.

The judgment recovery business is subject to the effects of general economic conditions and business cycles.  Although, FRAC intends  to mitigate such effects in its screening process, these factors make it difficult to forecast its ability to collect on all judgments. Accordingly, if FRAC incorrectly estimates its ability to collect or the ability of the debtor to pay, FRAC may be forced to liquidate and sell such uncollectible judgments at a discount, which could adversely affect its business and results of operations.

FRAC’s business requires licensing and is subject to federal and state regulations and if FRAC is not in compliance with applicable licenses and/or regulations FRAC could face fines, penalties or termination of its operations.

Debt collection is regulated by state and federal law.  Since FRAC anticipates directly owning the judgments it  will be enforcing, compared to contingency judgment enforcements, FRAC believes it  will not be subject to many of the regulations relating to debt collectors.  FRAC believes that it will be currently in substantial compliance with all laws and governmental regulations and that FRAC has all material permits and licenses required for its operations.  Nevertheless, FRAC cannot assure investors that FRAC will not be subject to laws and regulations in the future, or that FRAC will be able to comply with any future laws and regulations. To the extent that new regulations are adopted, FRAC will be required to conform its activities in order to comply to such regulations. Failure to comply with applicable laws and regulations could subject FRAC to civil remedies, including fines, injunctions, recalls, seizures or termination of operations, as well as potential criminal sanctions, which could have a material adverse effect on FRAC’s business, operations and finances.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

Not Applicable.

ITEM 2.  PROPERTIES

The following describes properties in the state of Nevada on which we currently have signed agreements or letters of intent.

1.           PPM Gold Project – Humboldt County, Nevada

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

Under the terms of the Exploration Agreement, the Company has an option to earn a 55% interest in 44 mining claims, located in Humboldt County, Nevada, by incurring $1,750,000 in exploration work during a five year period as follows:

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

As of December 31, 2009, the Company has incurred $151,127, which includes an initial payment of $25,000 on signing and a reclamation bond of $11,566 on this property.  The Company has not been able to meet its work expenditure requirements in a timely manner but is planning to do further exploration work when funds become available.  As a result, the Company has written down the carrying value of this project to $1.

2. Willow Creek Gold Project - Elko County, Nevada

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

ITEM 3. LEGAL PROCEEDINGS

We were  advised by our attorneys in 2009 that Carlin claimed a balance of $87,372 for the uncompleted first year’s work expenditure requirement under the above Willow Creek agreement.  We believe this claim is without foundation or merit and is disputing the amount. We have never heard anything further about this. Management of both companies continue to maintain friendly relationships. We have not recorded a liability in relation to the foregoing matters as the amount and likelihood of loss, if any, cannot be determined at this time.  There is no formal legal proceeding at this time.

We are not aware of any other pending or threatened material legal proceedings against us.

ITEM 4.  REMOVED AND RESERVED

PART II

ITEM. 5  MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock has been publicly traded since September 18, 1987. It is traded on the over-the-counter market, and quoted on the OTCBB  under the symbol “PIED.” The following table sets forth for the periods indicated the range of high and low closing bid quotations per share as reported by the over-the-counter market for the past two (2) years. These quotations represent inter-dealer prices, without retail markups, markdowns or commissions and may not necessarily represent actual transactions.

Year 2010	High	Low
First Quarter	$0.035	$0.0315
Second Quarter	$0.024	$0.024
Third Quarter	$0.022	$0.016
Fourth Quarter	$0.015	$0.015

Year 2009
First Quarter	$0.08	$0.03
Second Quarter	$0.06	$0.024
Third Quarter	$0.08	$0.023
Fourth Quarter	$0.049	$0.013

On December 31, 2010, the closing price of our common stock as reported on the OTCBB was $0.015 per share.

As of March 22, 2011, we had 324 registered shareholders, not including beneficial owners whose shares are held by banks, brokers or other nominees.

Dividends

We have not paid any dividends on our common stock and do not anticipate paying any cash dividends in the foreseeable future. We intend to retain any earnings to finance the growth of the business. We cannot assure you that we will ever pay cash dividends.

Stock Option Plans

We do not have  stock option plans.

Repurchase of Equity Securities

We did not repurchase any shares of our common stock during the year ended December 31, 2010.

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

Overview of Current Business

We are a North Carolina corporation formed in 1983. From our inception until mid-1992, we were engaged in the exploration for, and production of, gold and other precious metals and the evaluation of gold properties in North and South Carolina. From 1983 we were engaged in exploration and from early 1985 until May 1992, we were also engaged in the mining and production of gold and silver at our Haile Mine Property near Kershaw, South Carolina. In May 1992, we entered into a joint venture at our Haile Mine Property with Amax Gold Inc. Our operations ceased at the Haile Mine Property in 1994.  We did not again become engaged in exploration activities until 2004, when we relocated our principal place of business to Reno, Nevada. Since October 2003, we have been an exploration stage company engaged in the acquisition and exploration of mineral properties. We have entered into option and earn-in agreements and letters of intent on exploration properties in the state of Nevada. We have conducted exploration for gold and silver at many of these properties. Our current plans are limited due to the lack of adequate funding.

Recent Events

On March 4, 2011, we entered into a Reorganization and Share Exchange Agreement  with FRAC and all of FRAC’s shareholders, pursuant to which it is contemplated that, subject to certain conditions being satisfied or waived, the FRAC Shareholders will exchange all of the common stock of FRAC owned by them, representing all of the issued and outstanding shares of common stock of FRAC, for shares of our Series C Preferred Stock of the Company.  Upon consummation of the proposed Exchange, it is contemplated that FRAC shareholders will hold our shares and  FRAC will become our  wholly owned subsidiary.

In addition to customary closing conditions being satisfied or waived, the consummation of the Exchange is conditioned upon, among other things: (a) completion of due diligence to the satisfaction of the parties; (b) the successful completion of a private placement of a minimum of 2,000,000 and a maximum of 10,000,000 shares of our Series B Preferred Stock at a purchase price of $1.00 per share  with the proceeds to be used primarily as working capital to facilitate the strategic growth and operations of FRAC after the Exchange; (c) letters of resignation from our current executive officers  and the appointment of current officers of FRAC as our officers  effective as of the closing of the Exchange; (d) the  resignations of  our current directors, with the exception of Mr. Robert Shields, to be effective as of the Closing, and the appointment of Mr. Michael Leseney as our director, effective as of the Closing; (e) the resignation of Mr. Robert Shields as our director and appointments of  Mr. Jon LaVine, Mr. Mark McDougal, Mr. Ronald G. Crane, and Ms. Tessie Saich as our directors y to be effective on the tenth day following our mailing  of an information statement to our stockholders that complies with the requirements of Section 14(f) of the Exchange Act; (f) the satisfaction and assumption of all of our liabilities; and (g) a spin-off of our current exploration and mining business.

The Share Exchange Agreement also contemplates that as soon as practicable following the Exchange, we will take certain corporate actions to effectuate or cause to be effectuated  (i) an increase in authorized common stock, (ii) a redomicile from North Carolina to Delaware, (iii) a change in the corporation’s name to “Financial Resolutions of America Corporation,” and (iv) a reverse stock split of the outstanding common stock.  Following the Exchange and Reverse Stock Split, it is contemplated that we will have no more than 20,000,000 shares of common stock outstanding, of which FRAC Shareholders will hold 9,000,000 shares, our current shareholders  will hold 1,000,000 shares, and subscribers to the Series B Offering will hold the remaining shares following the conversion of the Series B Preferred Shares into our common stock. It is contemplated that on the effective date of the Reverse Stock Split, each share of Series B Preferred Stock will automatically convert into shares of our post-Reverse Split common stock at the rate of one post-Reverse Stock Split share for each share of Series B Preferred Stock.  It is further contemplated that on the effective date of the Reverse Stock Split, all voting rights of the Series A Preferred Stock shall cease.  It is anticipated that we will subsequently redeem and retire the outstanding shares of Series A Preferred Stock.

In the event we are unable to raise $10,000,000 in the Series B Offering on or before March 31, 2011: (A) with the consent of FRAC, we may extend the date to April 30, 2011; (B) FRAC will have the right, in its sole discretion and upon written notice to us, to  terminate the Share Exchange Agreement, whereupon we will be obligated to cancel the Series B Offering and cause the return of all funds then held in escrow and cause the return of the Series A Shares to us  in exchange for its cancellation of all amounts due pursuant to the promissory note; or (C) so long as at least a minimum of $2,000,000 has been raised, FRAC will have a right to proceed with the  Exchange and the Company will close the Series B Offering with the amount of funds then raised.  If such date is extended to April 30, 2011, then at any time prior to such date FRAC will have the right, in its sole discretion, to terminate the Share Exchange Agreement whereupon we  will cancel the Series B Offering. Notwithstanding the foregoing, the Share Exchange Agreement may be terminated by mutual consent or by either party if the Closing has not occurred on or before May 30, 2011.

Concurrently with the Share Exchange Agreement and as contemplated therein, on March 4, 2011, we  entered into a Series A Preferred Stock Purchase Agreement with FRAC, pursuant to which FRAC purchased an aggregate of 200,000 shares of our Series A Preferred Stock, which in the aggregate represent voting rights equal to approximately 70% of our  total voting power, for an aggregate purchase price of $479,290, which was paid in the form of a promissory note with the indebtedness represented by such note to be due and payable in full at the contemplated Closing. In the event the Share Exchange Agreement is terminated, FRAC will return the shares of Series A Preferred Stock in exchange for cancellation of the promissory note issued in connection with the purchase of such shares.

FRAC was recently incorporated under the name “Financial Resolutions of America Corporation” in the State of California on November 8, 2010,  FRAC was founded and are managed by a group of individuals who originally founded and operated/operate  JRG, a private company located in Lakeport, California with offices near Sacramento and Seattle, Washington.  Since 1999, JRG has been primarily engaged in a contingency judgment recovery business in California.  JRG currently has 11 employees and provides its services in 14 states.  In addition, it developed a proprietary pricing, due diligence, screening and servicing platform for the acquisition and enforcement of court-awarded civil judgments the “Servicing Platform.”  FRAC’s principal  office is located at 1228 S. Main Street, Lakeport, California 95453 and its  telephone number is (707) 263-5412.

Going Concern

The report of our independent auditors in our December 31, 2010 financial statements includes an explanatory paragraph indicating that there is substantial doubt about our ability to continue as a going concern due to recurring losses from operations, an accumulated deficit of $18,807,927 and a working capital deficit of $1,121,043 at December 31, 2010. Our ability to continue as a going concern will be determined by our ability to secure adequate funds. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Mineral Property Costs

The Company engaged in the acquisition, exploration and development of mineral properties. The acquisition costs of mineral rights are capitalized. These include lease and option payments under exploration agreements. The projects are assessed for impairment when facts and circumstances indicate their carrying values exceed the recoverable values. Such factors include poor exploration results or failure to discover mineable ore, or the inability to secure sufficient funding to meet work expenditure requirements in a timely manner.  If a mineable ore body is found, these costs will be amortized when production begins using a units-of-production method.  These costs are recorded to exploration projects on the consolidated balance sheets. Other exploration, geological and geophysical costs are expensed as incurred

In the event that mineral property acquisition costs are paid or settled with Company shares, those shares are recorded at fair value at the time the shares are issued.

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

Asset Retirement Obligations

The Company records the fair value of an asset retirement obligation as a liability in the period in which it incurs an obligation associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development and/or normal use of the assets. The estimated fair value of the asset retirement obligation is based on the current cost escalated at an inflation rate and discounted at a credit adjusted risk-free rate.  This liability is capitalized as part of the cost of the related asset and amortized over its useful life.  The liability accretes until the Company settles the obligation.  To December 31, 2010 any potential costs relating to the ultimate disposition of the Company's mineral property interests are not determinable.

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

Revenue Recognition

Revenues are recorded using the sales method whereby the company recognizes revenue when cash is received.

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

Income Taxes

The Company follows the liability method of accounting for income taxes.  Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax balances.  Deferred tax assets and liabilities are measured using enacted or substantially enacted tax rates expected to apply to the taxable income in the years in which those differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the date of enactment or substantive enactment.  As at December 31, 2010, the Company had net operating loss carry forwards; however, due to the uncertainty of realization, the Company has provided a full valuation allowance for the potential deferred tax assets resulting from these losses carry forwards.

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

New Accounting Pronouncements

Recent Accounting Guidance Not Yet Adopted

Certain other recent accounting pronouncements have not been disclosed as they are not applicable to the Company.

Results Of Operations For The Fiscal Year Ended December 31, 2010 Compared To Fiscal Year Ended December 31, 2009.

We have no revenues at this time and have not had any revenues in recent years, because we are an exploration company. We do not anticipate that any revenues will be achieved until we have secured funds to maintain our current operations and either:

•	locate one or more economic mineral deposits which could then be put into production, from which we would then be able to extract gold or silver at a profit; or
•	enter into a joint venture arrangement on one or more properties; or
•	consummate a merger or acquisition with another company.

There is no guarantee that we will be able to secure funds to maintain our current business and continue our business plans.  In addition, even if we has sufficient funds, there is no assurance that our exploration activities will locate viable gold and/or silver mineralization, or if an economic mineral deposit were discovered that we would be able to secure the funding to commence commercial production.

Expenses for the Year Ended December 31, 2010 Compared to December 31, 2009

Exploration, geological and geophysical costs decreased by $39,355, or 58.6%, to $27,789 for the year ended December 31, 2010 as compared to $67,144 for the year ended December 31, 2009.  The principal reason for this decrease was that sufficient funds were not available to continue exploration operations.  In addition, the carrying value of $1 for the Dutch Flat project was written off.

Management fees decreased by $23,984, or 12.49%, to $168,000 for the year ended December 31, 2010 as compared to $191,984 for the year ended December 31, 2009.  The principal reason for this decrease was due to the final expensing of stock options.

Professional fees increased by $112,111, or 131.30%, to $197,494 for the year ended December 31, 2010 as compared to $85,383 for the year ended December 31, 2009.  The principal reason for this change was  an increase in legal fees for studies of possible new ventures  and a decrease in accounting fees as no significant transactions were entered into.

General and administrative expenses decreased by $24,868 or 27.93% to $64,152 for the year ended December 31, 2010 as compared to $89,020 for the year ended December 31, 2009.  The principal reasons for this change were reductions in activities related to investor relations, public reporting, advertising and insurance. Interest expense increased due to interest bearing advances made to the Company by certain of its directors.

Impairment of mineral properties decreased by $136,473 or 100.00% to $1 for the year ended December 31, 2010 as compared to $136,474 for the year ended December 31, 2009. The reason for this change was  the abandonment of mineral properties was completed in 2009. In addition, the carrying value of $l of the Dutch Flat property was written off.

There were no finance fees for the year ended December 31, 2010 and 2009.

Depreciation expense decreased by $65 or 100.00%, to $0 for the year ended December 31, 2010 as compared to $65 for the year ended December 31, 2009.  The principal reason for this decrease was that equipment was fully depreciated in 2009.

Liquidity And Capital Resources

Cash and Working Capital

We had an increase of $197,771 in our working capital deficit at December 31, 2010 as compared to the working capital deficit at December 31, 2009, due to a decrease in current assets of $16,290 and an increase in current liabilities of $181,481.  We had an accumulated deficit of $18,807,927 from our inception in 1983 to December 31, 2010. We have no contingencies or long-term obligations except for our work commitments under our option and earn-in agreements.  These agreements can be terminated by us upon either 30 or 60 days notice.

We had a cash balance of $176 on December 31, 2010.  For the year ended December 31, 2010 we had a net cash outflow of $16,290.

During the twelve months ended December 31, 2010, we raised approximately $22,500, net of issuance costs, from the sale of common stock and warrants. These funds were used primarily for exploration activities and general and administrative expenses in connection with the preparation of audited financial statements, and the preparation and filing of reports to the Securities and Exchange Commission.

Internal and External Sources of Liquidity

As of December 31, 2010, we had current assets of $176 compared to $16,466 at December 31, 2009. This decrease was due to the use of cash proceeds from the sale of our common stock for exploration activities and operating expenses. Current liabilities at December 31, 2010 of $1,121,219 were higher than the December 31, 2009 balance of $939,738 as additional funds were advanced by the Company’s directors. This resulted in a working capital deficit of $1,121,043 and $923,272 as of December 31, 2010 and 2009, respectively. Due to the sale of shares of our common stock, we were able to generate cash that was used to partially meet our working capital needs. In addition, shares were issued to a joint venture partner in lieu of cash in settlement of exploration costs paid.

As discussed in this report, we will need to raise additional funds to pay for ongoing expenses relating to our current business.  In the event the Exchange is not consummated, we intend to raise additional funds through the sale of our securities and advances from management, consisting of common stock and warrants attempt to seek other alternative sources of cash flow. We  believe continued efforts to sell stock and warrants as well as advances from management will contribute toward funding our  activities until appropriate levels of funding can be arranged and/or a merger or joint venture can be arranged.  The global financial situation in 2008 and 2009 and the ensuing downturn in the economy and in the mineral exploration industry severely restricted the ability of many junior resource companies to raise equity financing. Accordingly, we cannot assure that additional capital required to finance our operations will be available on acceptable terms, if at all. Any failure to secure additional financing may force us to curtail our business plan and our exploration activity will continue to be postponed until funds can be secured . In the event we are able to fund our working capital needs through the issuance of equity, our existing and future shareholders will be diluted and any net income per share would be lower in future periods.

Off-Balance Sheet Arrangement

At December 31, 2010, we were not a party to any transactions, obligations or relationships that could be considered off-balance sheet arrangements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our consolidated financial statements appear beginning at page F-1.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A(T).  CONTROLS AND PROCEDURES

(a)           Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed pursuant to the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules, regulations and related forms, and that such information is accumulated and communicated to our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

As of the end of the period covered by this report,  we carried out an evaluation, under the supervision and with the participation of our principal executive officer and our principal financial officer of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report.

(b)           Management's Report on Internal Control Over Financial Reporting

The management of the Company is responsible for establishing and maintaining adequate internal controls over financial reporting, as required by SOX. The Company’s internal controls over financial reporting is a process designed under the supervision of the Company’s Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

As of December 31, 2010, management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments.  Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were  ineffective, and such controls and procedures could have been improved in detecting inappropriate application of US GAAP rules as more fully described below if the Company had had more financial resources and personnel.

The matters involving internal controls and procedures that the Company’s management identified as material weaknesses under COSO and SEC rules were: (1) inadequate segregation of duties consistent with control objectives; (2) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (3) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by the Company's Chief Financial Officer (who is also its Chief Executive Officer and Corporate Secretary) in connection with the preparation of our financial statements as of December 31, 2010 and communicated the matters to our Board of Directors.

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

We are committed to improving our financial controls. As part of this commitment, subject to the availability of funds, we plan to create a position to  segregate duties consistent with control objectives and plan to increase our personnel resources and technical accounting expertise within the accounting function when funds become available to the Company: (i) Appointing additional outside directors to our Board of Directors who shall be appointed to the audit committee of the Company resulting in a fully functioning audit committee who would undertake the oversight in the establishment and monitoring of required internal controls and procedures; and (ii) Preparing and implementing sufficient written policies and checklists which will set forth procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements.

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

This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management's report in this annual report.

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

Name	Age	Position
Robert M. Shields, Jr.	72	Chief Executive Officer, President, Chief Financial Officer and Director, since 1983
Lewis B. Gustafson	77	Vice President of Exploration and Director, since 2005 and 2004 respectively
Ian C. MacDonald	64	Director, since 2007
John P. Ingersoll	80	Director, since 2004
Ralph W. Kettell, II	51	Director, since 2004

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

Mr. Shields was an Associate with Morgan Stanley & Co. in corporate finance in the early 1970s and a security analyst with Paine, Webber, Jackson and Curtis in the mid-1960s. He is a member of the American Geophysical Union, the M.I.T. Enterprise Forum of New York City, the Society of Economic Geologists and the New York Academy of Sciences.

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

John Phelps “Pete” Ingersoll Jr. has been a director of Piedmont since 2004. Mr. Ingersoll has had more than 47 years of experience as a financial analyst in the metals and mining industry. From  July 2001 to 2010, he was a Director of Concentric Energy Corp., a natural resource company specializing in uranium and other mineral resources.  Since 1999, he has been a Director of E-VAT INC., a private research and development company developing an electrochemical process for recovering gold without the use of cyanide. He was a financial analyst in the mining industry with Salomon Brothers from 1982 to 1987, and then with Lehman Brothers from 1987 to 1992.

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

Involvement in Certain Legal Proceedings

To the best of our knowledge, during the past ten years, none of our directors or executive officers were involved in any of the following: (1) any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time; (2) any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses); (3) being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; (4) being found by a court of competent jurisdiction (in a civil action), the SEC or the Commodities Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

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

After review and discussions, the Audit Committee recommended to the Board that the audited financial statements be included in the Company's Annual Report on Form 10-K for the year ended December 31, 2010.

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

Based solely on our review of the copies of such forms that we received, or written representations from certain reporting persons that no forms were required for those persons, we believe that during fiscal year 2010 all filing requirements applicable to our officers, directors and greater than 10% beneficial owners were complied with by such persons in a timely manner.

ITEM 11.  EXECUTIVE COMPENSATION

No compensation was paid to our Chief Executive Officer, President and Chief Financial Officer, and our Vice President of Exploration (the “Named Executive Officers”) for services rendered in all capacities for the years ended December 31, 2009 and 2010.

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

Columns (g) through (j) have been omitted since the Company has not granted any stock awards in the year ended December 31, 2010.

Compensation of Directors

Reasonable expenses related to the performance of duties as a director are reimbursed upon submission of evidence for payment there from.  No compensation was  paid or accrued to the Company’s directors for the fiscal year ended December 31, 2010.  The Company did not grant any stock awards in 2010.

Employment Agreements

We have no  employment agreements.

Stock Option Plans

We do not have any stock option plans.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table presents certain information regarding the beneficial ownership of all shares of common stock at February 15, 2011 for each executive officer and director of our Company and for each person known to us who owns beneficially more than five percent (5%) of the outstanding shares of our common stock.  Beneficial ownership is calculated based upon 78,376,025 shares issued and outstanding as of February 15, 2011.

	Common Shares Owned	Exercisable Options and Warrants	Total	Percentage

Robert M. Shields, Jr.	3,056,006	3,000,000	6,056,006	7.44%

Lewis B. Gustafson	100,000	800,000	900,000	1.14%

John P. Ingersoll	50,000	0	50,000	*

Ralph W. Kettell II	972,578	0	972,578	1.24%

Ian MacDonald	35,000	250,000	285,000	*

All directors and officers as a group (5 persons)	4,213,584	4,050,000	8,263,584	10.03%
Columbus Gold Corporation	6,285,715	0	6,285,715	8.02%
Frank G. Diegmann	4,231,949	0	4,231,949	5.40%
Stephen Jones	5,448,864	1,500,000	6,948,864	8.70%
______________________________________
*Less than one percent 1%

Changes in Control

As described in the Form 8-K filed with the SEC on March 11, 2011, the Company is in the process of a transaction with FRAC  as described in the Form 8-K filed on  In addition, if the proposed Exchange is consummated, it will  result in a change of control in the management of the Company.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related Transactions

During the year ended December 31, 2010 the Company incurred management fees of $168,000 (2009: $168,000) to the Company’s President and CEO. In addition, the Company reimburses the President for office rent which totaled $19,200 for the year ended December 31, 2010 (2009: $19,200).  At December 31, 2010 a balance of $561,039 (2009: $366,957) was owing to the President and CEO for unpaid management fees, rent and expense reimbursements.

During the year ended December 31, 2010 the Company incurred exploration costs and fees of $534 (2009: $4,984) to the Company’s Vice-President.  At December 31, 2010 a balance of $33,668 (2009: $33,254) was owing to the Vice-President for unpaid fees, exploration costs and expense reimbursements.

From time to time, the Company’s officers and directors advance monies to the Company. These loans bear interest at 5% per annum. These loans are unsecured and have no fixed repayment terms. The unpaid balances relating to these advances, which include accrued interest, at December 31, 2010 and 2009 were $159,978 and $138,513 respectively.

No stock options were granted to its officers or directors by the Company for the year ended December 31, 2010.  All related party transactions involving provision of services or transfer of tangible assets in the normal course of business were recorded at the exchange amount, which is the value established and agreed to by the related parties reflecting arms length consideration payable for similar services or transfers.

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

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

At the meeting of stockholders in August 2008 the stockholders approved the engagement Dale Matheson Carr-Hilton LaBonte LLP as our independent accountant to audit our financial statements.

Our Audit Committee has unanimously approved all audit and non-audit services provided by the independent auditors. The independent accountants and management are required to periodically report to the Audit Committee regarding the extent of services provided by the independent accountants, and the fees for the services performed to date.

Audit Fees

For the fiscal years ended 2010 and 2009, the aggregate fees billed for services rendered for the audits of the annual financial statements and the review of the financial statements included in the quarterly reports on Form 10-Q and the services provided in connection with the statutory and regulatory filings or engagements for those fiscal years and registration statements filed with the SEC was $27,000 and $32,000, respectively.

Audit-Related Fees

For the fiscal years ended December 31, 2010 and 2009, there were no fees billed for the audit or review of the financial statements that are not reported above under Audit Fees.

Tax Fees

For the fiscal years ended December 31, 2010 and 2009, there were no fees billed for tax services.

All Other Fees

For the fiscal years ended December 31, 2010 and 2009 there were no fees billed for services other than services described above.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENTS AND SCHEDULES

(a)(1)
Financial Statements. Consolidated balance sheet as of December 31, 2010 and December 31, 2009, and the related consolidated statements of operations, stockholders’  deficit, and cash flows for each of the years in the 2 year period ended December 31, 2010.

(a)(2)	Schedules. All schedule have been omitted because they are not required, not applicable, or the information is otherwise set forth in the consolidated financial statements or the notes thereto.

(a)(3)	Exhibits.

Exhibit No.	Description
3.1	Articles of Incorporation of Piedmont Mining Company, Inc., filed July 25, 1983(1)
3.2	Amendment to Articles of Incorporation, filed August 1, 1983(1)
3.3	Amendment to Articles of Incorporation, filed June 11, 1984(1)
3.4	Amendment to Articles of Incorporation, filed June 24, 1984(1)
3.5	Amendment to Articles of Incorporation, filed July 23, 1987(1)
3.6	Amendment to Articles of Incorporation, filed September 2, 1987(1)
3.7	Amendment to Articles of Incorporation, filed June 7, 1988(1)
3.8	Amendment to Articles of Incorporation, filed June 15, 1994(1)
3.9	Amended and Restated Articles of Incorporation, filed December 17, 2007(2)
3.10	Bylaws of Piedmont Mining Company, Inc.(1)
3.11	Amendment to Bylaws adopted June 25, 1984(1)
3.12	Amendment to Bylaws adopted in 1988(1)
3.13	Amendment to Bylaws adopted May 17, 1988(1)
3.14	Amendment to Bylaws adopted May 17, 1988(1)
3.15	Amendment to Bylaws adopted April 7, 1989(1)
3.16	Amendment to Bylaws adopted March 14, 1990(1)
3.17	Amendment to Bylaws adopted September 26, 1990(1)
3.18	Articles of Amendment of Piedmont Mining Company, Inc. designating Series A Preferred Stock, filed March 1, 2011(4)
3.19	Articles of Amendment of Piedmont Mining Company, Inc. designating Series B Preferred Stock, filed March 1, 2011(4)
4.1	Form of Stock Specimen(3)
10.1	Exploration Agreement with Option to Form a Joint Venture by and between Piedmont Mining Company, Inc. and Miranda U.S.A., Inc., dated April 17, 2007(5)
10.2	Services Agreement by and between Piedmont Mining Company, Inc. and Miranda Gold U.S.A., dated April 17, 2007(5)
10.3	Non-Qualified Stock Option Agreement by and between Piedmont Mining Company, Inc. and V. Richard Rabbito, dated April 9, 2008(6)
10.4	Services Agreement by and between Piedmont Mining Company, Inc. and Carlin Gold US, Inc., dated June 16, 2008(7)
10.5	Exploration Agreement with Option to Form Joint Venture by and between Piedmont Mining Company, Inc. and Carlin Gold US Inc., effective June 16, 2008 (7)
10.6	Reorganization and Share Exchange Agreement dated March 4, 2011(4)
10.7	Series A Preferred Stock Purchase Agreement dated March 4, 2011(4)
10.8	Financial Resolutions of America Corporation Promissory Note dated March 4, 2011(4)
21	Subsidiaries of Piedmont Mining Company, Inc.(3)
31.1	Certification Pursuant to Section 302*
31.2	Certification Pursuant to Section 302*
32.1	Certification Pursuant to 18 U.S.C. Section 1350*
32.2	Certification Pursuant to 18 U.S.C. Section 1350*

______________________________________
* filed with this Form 10-K
(1)	Incorporated by reference to Company’s Form 10-KSB filed with the Securities and Exchange Commission on March 31, 2008.
(2)	Incorporated by reference to Company’s Form 8-K filed with the Securities and Exchange Commission on December 20, 2007.
(3)	Incorporated by reference to Company’s Form SB-2 filed with the Securities and Exchange Commission on June 27, 2006.
(4)	Incorporated by reference to Company’s Form 8-K filed with the Securities and Exchange Commission on March 11, 2011
(5)	Incorporated by reference to Company’s Form 8-K filed with the Securities and Exchange Commission on April 23, 2007.
(6)	Incorporated by reference to Company’s Form 8-K filed with the Securities and Exchange Commission on April 15, 2008.
(7)	Incorporated by reference to Company’s Form 8-K filed with the Securities and Exchange Commission on June 23, 2008.

SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereto duly authorized.

PIEDMONT MINING COMPANY, INC.

Date: March 24, 2011	By:	/s/ Robert M. Shields, Jr.
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
March 24, 2011
Robert M. Shields, Jr.

/s/ Lewis B. Gustafson	Director and Vice President of Explorations	March 24, 2011
Lewis B. Gustafson

/s/ John Phelps "Pete" Ingersoll	Director	March 24, 2011
John Phelps "Pete" Ingersoll

/s/ Ian C. MacDonald	Director	March 24, 2011
Ian C. MacDonald

/s/ Ralph W. Kettell, II	Director	March 24, 2011
Ralph W. Kettell, II

PIEDMONT MINING COMPANY, INC.
(An Exploration Stage Company)

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of Piedmont Mining Company, Inc. (an Exploration Stage Company)

We have audited the accompanying consolidated balance sheets of Piedmont Mining Company, Inc. (an Exploration Stage Company) as of December 31, 2010 and 2009 and the consolidated statements of operations, stockholders’ deficit and cash flows for the years then ended and the period from January 1, 2002 (Date of Inception of Exploration Stage) to December 31, 20010.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2010 and 2009 and the results of its operations and its cash flows and the changes in stockholders’ deficit for the years then ended and the period from January 1, 2002 (Date of Inception of Exploration Stage) to December 31, 2010 in accordance with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company is in the exploration stage and has not generated revenues since inception, has incurred losses in developing its business, and further losses are anticipated.  The Company had a working capital deficiency of $1,121,043 at December 31, 2010 and requires additional funds to meet its obligations and the costs of its operations.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans in this regard are described in Note 1.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

“DMCL”
DALE MATHESON CARR-HILTON LABONTE LLP
CHARTERED ACCOUNTANTS
Vancouver, Canada
March 23, 2011

PIEDMONT MINING COMPANY, INC.
(An Exploration Stage Company)
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2010	2009
ASSETS	$	$

CURRENT ASSETS
Cash	176	16,466

MINERAL PROPERTIES (Note 4)	1	2
RECLAMATION BONDS (Note 4)	11,566	11,565
INTEREST IN OIL LEASES (Note 3)	2	2

TOTAL ASSETS	11,745	28,035

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable	366,534	401,014
Due to related parties (Note 6)	754,685	538,724

TOTAL LIABILITIES	1,121,219	939,738

STOCKHOLDERS’ EQUITY (DEFICIT)
Authorized 50,000,000 Preferred stock $1.00 par value 200,000,000 Common stock no par value
Common stock issued and outstanding (Note 7): 78,376,025 shares (2009 – 70,123,643)	16,825,810	16,550,144
Additional paid-in capital	872,643	872,643
Share subscriptions received	-	16,000
Accumulated deficit	(12,564,287)	(12,564,287)
Deficit accumulated during the exploration stage	(6,243,640)	(5,786,204)
Total stockholders deficit	(1,109,474)	(911,704)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	11,745	28,035

CONTINGENCIES (NOTES 1 & 5)

SUBSEQUENT EVENTS (NOTE 10)

The accompanying notes are an integral part of these consolidated financial statements

PIEDMONT MINING COMPANY, INC.
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended December 31, 2010	For the Year Ended December 31, 2009	For the Period from January 1, 2002 (Date of Inception of Exploration Stage) to December 31, 2010
	$	$	$
REVENUES
Oil revenues	-	3,233	3,233

EXPENSES
Depreciation	-	65	146,383
Exploration, geological and geophysical costs (Note 4)	27,789	67,144	2,347,299
Finance fees	-	-	191,200
General and administrative	91,075	89,020	989,648
Impairment of mineral properties	1	136,474	341,974
Management fees (Note 6)	168,000	191,984	1,182,872
Professional fees	170,571	85,383	1,033,232
	457,436	570,070	6,232,608

LOSS BEFORE OTHER ITEMS	(457,436)	(566,837)	(6,229,375)

INTEREST AND OTHER INCOME	-	21,100	32,325
OTHER NON-OPERATING LOSSES	-	-	(46,590)

NET LOSS FOR THE YEAR	(457,436)	(545,737)	(6,243,640)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING, BASIC AND DILUTED	75,042,195	69,692,981

BASIC AND DILUTED LOSS PER SHARE	(0.01)	(0.01)

The accompanying notes are an integral part of these consolidated financial statements

PIEDMONT MINING COMPANY, INC.
(An Exploration Stage Company)
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT
For the Period from January 1, 2002 (Date of Inception of Exploration Stage) to December 31, 2010

					Deficit
			Additional		Accumulated	Total
	Common Stock		Paid-in	Accumulated	During	Stockholders'
	Shares	Amount	Capital	Deficit	Exploration Stage	Deficit
		$	$	$	$	$
Balance, December 31, 2001	37,152,646	12,335,434	371,075	(12,564,287)	-	142,222
Net loss	-	-	-	-	(202,264)	(202,264)

Balance, December 31, 2002	37,152,646	12,335,434	371,075	(12,564,287)	(202,264)	(60,042)
Net loss	-	-	-	-	(181,391)	(181,391)

Balance, December 31, 2003 as restated	37,152,646	12,335,434	371,075	(12,564,287)	(383,655)	(241,433)
Net loss	-	-	-	-	(162,439)	(162,439)

Balance, December 31, 2004	37,152,646	12,335,434	371,075	(12,564,287)	(546,094)	(403,872)
Stock issued upon conversion of debt	4,063,403	316,037	-	-	-	316,037
Sale of common stock	2,441,992	145,000	-	-	-	145,000
Common shares issued for mineral properties	300,000	24,500	-	-	-	24,500
Net loss	-	-	-	-	(462,889)	(462,889)

Balance, December 31, 2005	43,958,041	12,820,971	371,075	(12,564,287)	(1,008,983)	(381,224)
Sale of common stock, net of issuance costs	10,062,141	1,358,998	-	-	-	1,358,998
Common shares issued pursuant to mineral property option agreements	43,478	10,000	-	-	-	10,000
Stock-based compensation	-	-	123,367	-	-	123,367
Net loss	-	-	-	-	(1,140,612)	(1,140,612)

Balance, December 31, 2006	54,063,660	14,189,969	494,442	(12,564,287)	(2,149,595)	(29,471)
Sale of common stock, net of issuance costs	8,894,480	1,495,725	-	-	-	1,495,725
Common shares issued pursuant to mineral property option agreements	105,634	15,000	-	-	-	15,000
Warrants issued as finance fees	-	-	92,100	-	-	92,100
Stock-based compensation	-	-	143,500	-	-	143,500
Net loss	-	-	-	-	(1,658,538)	(1,658,538)

Balance, December 31, 2007	63,063,774	15,700,694	730,042	(12,564,287)	(3,808,133)	58,317
Sale of common stock, net of issuance costs	4,784,869	669,450	-	-	-	669,450
Common shares issued pursuant to mineral property option agreements	100,000	15,000	-	-	-	15,000
Common shares issued as finance fees	666,667	100,000	-	-	-	100,000
Stock-based compensation	-	-	118,617	-	-	118,618
Net loss	-	-	-	-	(1,432,334)	(1,432,334)

Balance, December 31, 2008	68,615,310	16,485,144	848,659	(12,564,287)	(5,240,467)	(470,950)

The accompanying notes are an integral part of these consolidated financial statements

PIEDMONT MINING COMPANY, INC.
(An Exploration Stage Company)
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT
For the Period from January 1, 2002 (Date of Inception of Exploration Stage) to December 31, 2010

							Deficit
							Accumulated
				Additional	Share		During	Total
		Common Stock		Paid-in	Subscriptions	Accumulated	Exploration	Stockholders'
		Shares	Amount	Capital	Received	Deficit	Stage	Deficit
			$	$	$	$	$	$
Balance, December 31, 2008		68,615,310	16,485,144	848,659	-	(12,564,287)	(5,240,467)	(470,950)
Sale of common stock, net of issuance costs		1,008,333	40,000	-	16,000	-	-	56,000
Common shares issued in settlement of debt		500,000	25,000	-	-	-	-	25,000
Stock-based compensation		-	-	23,984	-	-	-	23,984
Net loss		-	-	-	-	-	(545,737)	(545,737))

Balance, December 31, 2009		70,123,643	16,550,144	872,643	16,000	(12,564,287)	(5,786,204)	(911,704))
Sale of common stock, net of issuance costs	`	1,966,667	38,500	-	(16,000)	-	-	22,500
Common shares issued in settlement of debt		6,285,715	237,166	-	-	-	-	237,166
Net loss		-	-	-	-	-	(457,436)	(457,436)

Balance, December 31, 2010		78,376,025	16,825,810	872,643	-	(12,564,287)	(6,243,640)	(1,109,474)

The accompanying notes are an integral part of these consolidated financial statements

PIEDMONT MINING COMPANY, INC.
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31, 2010	For the Year Ended December 31, 2009	For the Period from January 1, 2002 (Date of Inception of Exploration Stage) to December 31, 2010
	$	$	$

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the year	(457,436)	(545,737)	(6,243,640)
Adjustments to reconcile net loss to net cash from operating activities:
Mineral property impairments	1	136,475	341,975
Stock based compensation	-	23,984	409,468
Non-cash expenses	47,468	-	47,468
Warrants issued as finance fees	-	-	92,100
Stock issued as finance fees	-	-	100,000
Other income	-	21,100	21,100
Depreciation	-	65	146,383
Gain (loss) on other non-operating activities	-	-	(21,000)
Changes in operating assets and liabilities:
Prepaid expenses and other	-	32,431	949
Due to related parties	215,961	283,395	659,478
Accounts payable	155,216	8,876	609,082
NET CASH FLOWS USED IN OPERATING ACTIVITIES	(38,790)	(39,411)	(3,836,639)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of shares for cash, net of issuance costs	22,500	40,000	3,747,674
Common share subscriptions	-	16,000	-
Convertible notes	-	-	291,145
NET CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	22,500	56,000	4,038,819

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	-	-	(5,579)
Purchase of oil and gas interest	-	(2)	(2)
Reclamation bond refund	-	1,797	1,797
Proceeds from non-operating activities	-	-	97,125
Mineral property costs	-	(2,500)	(296,042)
NET CASH FLOWS USED IN INVESTING ACTIVITIES	-	(705)	(202,701)

INCREASE (DECREASE) IN CASH	(16,290)	15,884	(521)
CASH, BEGINNING	16,466	582	697

CASH, ENDING	176	16,466	176

SUPPLEMENTAL CASH FLOW INFORMATION AND
NON-CASH INVESTING AND FINANCING ACTIVITIES (Note 8)

The accompanying notes are an integral part of these consolidated financial statements

NOTE 1:              NATURE OF OPERATIONS

Piedmont Mining Company, Inc. (the “Company”) was formed in 1983 under the laws of North Carolina, USA and is currently in the exploration stage. Since 2002 the Company has been primarily involved in the evaluation and exploration of mineral properties in the state of Nevada. The Company’s focus has been on exploration for gold and silver in Nevada.

Going Concern
These financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America with the assumption applicable to a going concern that contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.

The Company is in the exploration stage and to date has not yet generated any net revenues or cash flow from operations, except for some minor cash flow in 2009 from interests in two oil wells. The Company has a history of losses and has a working capital deficit of $1,121,043 and an accumulated deficit of $18,807,927 at December 31, 2010.  The Company is dependent on the continued support of its creditors and its ability to raise further capital to fund ongoing expenditures for exploration and administration. In current market conditions there is uncertainty that the necessary funding can be obtained as needed, raising substantial doubt as to the ability of the Company to continue as a going concern.  These financial statements do not reflect any adjustments to the carrying values of assets that might result from the outcome of this uncertainty.

The Company plans to fund its ongoing operations primarily by way of private placements of its securities, and advances from management. Management believes that advances from management will contribute toward funding the Company’s activities until appropriate levels of funding can be arranged and/or revenue can be earned from the properties either through production or sale.  . If the Company is unsuccessful in obtaining adequate funding, its proposed activities will continue to be postponed until market conditions improve.

On March 4, 2011, the Company entered into a Reorganization and Share Exchange Agreement. (Refer to Note 10).

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

Use of Estimates
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period.  Actual results could differ from those estimates.  Significant areas requiring management’s estimates and assumptions are determining the fair value of stock based transactions and financial instruments. Impairment provisions and fair value considerations for mineral and oil and gas properties involve subjective considerations and fair value methodologies primarily dependant on management inputs and not on active trading market indicators. Other areas requiring estimates include deferred tax balances, valuation allowances, allocations of expenditures to mineral property interests and related impairment tests.

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

Mineral Property Costs
The Company is primarily engaged in the acquisition, exploration and development of mineral properties. The acquisition costs of mineral rights are capitalized. These include lease and option payments under exploration agreements. The projects are assessed for impairment when events and circumstances indicate their carrying values exceed the recoverable values..

Financial Instruments
The fair value of the Company’s financial instruments, consisting of cash, accounts payable and amounts due to related parties were estimated to approximate their carrying values due to the immediate or short-term maturity of these financial instruments.

Asset Retirement Obligations
The Company records the fair value of an asset retirement obligation as a liability in the period in which it incurs an obligation associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development and/or normal use of the assets. The estimated fair value of an asset retirement obligation is based on the current cost escalated at an inflation rate and discounted at a credit adjusted risk-free rate.  This liability is capitalized as part of the cost of the related asset and amortized over its useful life.  The liability accretes until the Company settles the obligation.  To December 31, 2010 any potential costs relating to the ultimate disposition of the Company's mineral property interests are not determinable.

Impairment of Long-Lived Assets
The Company regularly reviews property and equipment and certain identifiable intangibles, excluding goodwill, for impairment. Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable.  Recoverability of these assets is measured by comparison of the carrying amount to management’s estimates of future undiscounted cash flows the assets are expected to generate.  If property, plant, and equipment and certain identifiable intangibles are considered to be impaired, the impairment to be recognized equals the amount by which the carrying value of the assets exceeds fair market value.

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

NOTE 2:              SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Income Taxes
The Company follows the liability method of accounting for income taxes.  Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax balances.  Deferred tax assets and liabilities are measured using enacted or substantially enacted tax rates expected to apply to the taxable income in the years in which those differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the date of enactment or substantive enactment.  As at December 31, 2010, the Company had net operating loss carry forwards; however, due to the uncertainty of realization, the Company has provided a full valuation allowance for the potential deferred tax assets resulting from these losses carry forwards.

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

Recent Accounting Guidance Not Yet Adopted
Certain other recent accounting pronouncements have not been disclosed as they are not applicable to the Company.

NOTE 3:              INTEREST IN OIL LEASES

The Company was granted interests in two oil wells in Tennessee in consideration for $2 consisting of a 10.5% undivided working interest in one well and a 6% over-riding royalty interest in another.  There was no cash flow from oil production in 2010.

NOTE 4:              MINERAL PROPERTIES

The Company has entered into mineral property exploration agreements as described below. A summary of the carrying amount of capitalized costs is as follows:

	December 31, 2009	Impairment	December 31, 2010
Mineral Properties
Dutch Flat	$ 1	$ (1)	$ -
PPM Gold	1	-	1

	$ 2	$ (1)	$ 1

December 31, 2010 and 2009
Reclamation Bonds
PPM Gold	$ 11,566

NOTE 4:           MINERAL PROPERTIES (continued)

Dutch Flat Gold Project
On July 2, 2006, the Company entered into a five year Exploration Agreement with Option to form Joint Venture on 114 claims in Humboldt County, Nevada (the ‘Dutch Flat Project’).

The Company was not able to meet its work expenditure requirements and as a result, the Company’s rights under this agreement have terminated and the carrying value of this project of $1 was written off.

PPM Gold Project
In April, 2007, the Company signed an “Exploration Agreement with Option to form Joint Venture” (the “Exploration Agreement”) with Miranda US, Inc., a wholly-owned subsidiary of Miranda Gold Corp. (“Miranda”), a Canadian corporation listed on the TSX Venture Exchange.

Under the terms of the Exploration Agreement, the Company has an option to earn a 55% interest in 81 mining claims, located in Humboldt County, Nevada in consideration of incurring $1,750,000 in exploration work over a five year period.

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

Morgan Pass Project
The Company has terminated the  Letter of Intent (“LOI”)  with Nevada Eagle Resources LLC dated May 20, 2008., on the Morgan Pass property located in Elko County, Nevada.

NOTE 5:           CONTINGENCY

During the year ended December 31, 2010, the Company was advised by its attorneys that Carlin claims a balance of $87,372 for uncompleted work expenditure requirements owing to them under the above agreement.  The Company believes this claim is without foundation or merit and is disputing the amount.  The Company has not recorded a liability in relation to the foregoing matters as the amount and likelihood of loss, if any, cannot be determined at this time.

NOTE 6:           DUE TO RELATED PARTIES AND RELATED PARTY TRANSACTIONS

During the year ended December 31, 2010 the Company incurred management fees of $168,000 (2009: $168,000) to the Company’s President and CEO. In addition, the Company reimburses the President for office rent which totaled $19,200 for the year ended December 31, 2010 (2009: $19,200).  At December 31, 2010 a balance of $561,039 (2009: $366,957) was owing to the President and CEO for unpaid management fees, rent and expense reimbursements.

During the year ended December 31, 2010 the Company incurred exploration costs and fees of $534 (2009: $4,984) to the Company’s Vice-President.  At December 31, 2010 a balance of $33,668 (2009: $33,254) was owing to the Vice-President for unpaid fees, exploration costs and expense reimbursements.

From time to time, the Company’s officers and directors advance monies to the Company. These loans bear interest at 5% per annum. These loans are unsecured and have no fixed repayment terms. The unpaid balances relating to these advances, which include accrued interest, at December 31, 2010 and 2009 were $159,978 and $138,513 respectively.

No stock options were granted to officers or directors by the Company for the years ended December 31, 2010 and 2009.  All related party transactions involving provision of services or transfer of tangible assets in the normal course of business were recorded at the exchange amount, which is the value established and agreed to by the related parties.

NOTE 7:           CAPITAL STOCK

Share Capital
The Company’s capitalization is 50,000,000 authorized preferred shares with a par value of $1.00 per share and 200,000,000 common shares with no par value.

Common share transactions:

During the year ended December 31, 2010, the Company completed the following equity transactions:

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

NOTE 7:           CAPITAL STOCK (continued)

On June 30, 2010 the Company entered into a settlement agreement with Columbus Gold Corporation (“CGC”) whereby 6,285,715 shares of the Company’s common stock were issued in settlement of liabilities owed to CGC for exploration costs expended on the Dutch Flat project of $237,166, which includes accrued interest.  The common stock was valued at market value of $0.038 per share in this settlement.

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

In March, 2009, the Company completed a private placement offering of 200,000 units, consisting of one share of common stock and one common stock purchase warrant at a price of $0.05 per unit, for proceeds of $10,000.  The warrants are exercisable for a period of two years and entitle the holder to purchase one share of common stock for $0.10 per share.

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

As of December 31, 2009, all stock options were fully vested.

Below is a summary of the stock option activity for the year ended December 31, 2010 and 2009:

		Weighted
	Number of	Average
	Options	Exercise Price
Total Options:		$
Outstanding, December 31, 2008	5,725,000	0.239
Expired December 28, 2009	(250,000)	0.270
Outstanding, December 31, 2009	5,475,000	0.237
Expired December 31, 2010	(1,225,000)	0.200
Outstanding, December 31, 2010	4,250,000	0.245

		Weighted
	Number of	Average
	Options	Fair Value
Non-vested Options		$
Non-vested options, December 31, 2008	225,000	0.11
Vested	(225,000)	0.11
Non-vested options, December 31, 2009 and 2010	-

NOTE 7:           CAPITAL STOCK (continued)

The following tables summarize information and terms of the options outstanding and exercisable:

		Weighted			Weighted
		Average			Average
		Remaining	Weighted		Remaining	Weighted
Range of	Number	Contractual	Average	Number	Contractual	Average
Exercise Prices	of Shares	Life (in years)	Exercise Price	of Shares	Life (in years)	Exercise Price

Options outstanding at December 31, 2010				Options exercisable at December 31, 2010
$ 0.23 – 0.28	4,250,000	0.62	$ 0.245	4,250,000	0.62	$ 0.245

Options outstanding at December 31, 2009				Options exercisable at December 31, 2009
$ 0.20 – 0.28	5,475,000	1.30	$ 0.237	5,475,000	1.30	$ 0.237

The outstanding and exercisable stock options had no intrinsic value at December 31, 2010.

Common stock purchase warrants
Total outstanding warrants at December 31, 2010 were 3,162,500. The exercise prices on all warrants range from $0.03 to $0.16 per share. The warrants are exercisable immediately upon issuance and expiration dates range from two to three years from the date of  issuance.

Total outstanding warrants at December 31, 2009 were 6,454,868.  The exercise prices on all warrants range from $0.05 to $0.60 per share. The warrants are exercisable immediately upon issuance and the expiration dates range from two to five years from the date of issuance.

During the year ended December 31, 2010, the Company issued warrants relating to unit private placements granting holders the right to purchase 1,966,667 shares of common stock. The exercise price on these warrants ranges from $0.03 to $0.045 per share. The warrants are exercisable immediately upon issuance and the expiration dates are from two to three years after the date of issuance. The Company estimated the total fair market value of these warrants to be $20,186 at the date of grant, using the Black-Scholes Model (“BSM”) pricing model using an expected life of one year, a risk-free interest rate of 2% and an average expected volatility of 153%. The fair value of the warrants has been included in capital stock.

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

The warrants exercisable at December 31, 2010 had no intrinsic value.  A summary of the Company’s stock purchase warrants as of December 31, 2010 is presented below:
	Number of Warrants	Weighted average exercise price	Weighted average remaining life (years)
Balance, December 31, 2008	10,479,035	$ 0.32	1.09
Issued	1,008,333	0.08	1.07
Exercised	-		-
Expired	(5,032,500)	0.37	-
Balance, December 31, 2009	6,454,868	0.24	0.69
Issued	1,966,667	0.035	2.76
Exercised	-	-	-
Expired	(5,259,035)	0.265	-
Balance, December 31, 2010	3,162,500	$ 0.057	1.52

NOTE 8:           INCOME TAXES

The provision for income taxes differs from the result which would be obtained by applying the statutory income tax rate to income before income taxes.  The difference results from the following items:

	2010	2009
Net loss before income taxes	$(457,436)	$(545,737)
Statutory tax rate	42%	42%
Expected tax expense (recovery)	(192,123)	(229,210)
Increase in valuation allowance	192,123	229,210
Income tax provision	$-	$-

As of December 31, 2010, the Company has net operating loss carry-forwards amounting to approximately $13,294,647 which may be available to reduce future year’s taxable income.  These carry-forwards will expire, if not utilized, commencing in 2010.  Management believes that the realization of the benefits from this deferred tax assets appears uncertain due to the Company’s limited operating history and continuing losses.  Accordingly a full, deferred tax asset valuation allowance has been provided and no deferred tax asset benefit has been recorded.

The Company’s tax-effected deferred income tax assets are estimated as follows:

	2010	2009
Potential future income tax assets:
Non-capital losses available	$ 5,583,752	$ 6,109,401
Less: valuation allowance	(5,583,752)	(6,109,401)

Net deferred income tax asset	$ -	$ -

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

The Company's policy is to accrue any interest and penalties related to unrecognized tax benefits in its provision for income taxes.  Additionally the Company must recognize in its financial statements the impact of a tax position that is more likely than not to be sustained upon examination based on the technical merits of the position.  The Company has incurred taxable losses for all tax years since inception and accordingly, no provision for taxes has been recorded for the current or any prior fiscal year.

During the year 2010, the Company did not recognize any interest and penalties.

NOTE 9:           SUPPLEMENTAL CASH FLOW INFORMATION AND NONCASH INVESTING AND FINANCING ACTIVITIES

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

Year Ended December 31,
Other Information:	2010	2009
	$	$
Interest paid	-	-
Income taxes paid	-	-

NOTE 10:         SUBSEQUENT EVENTS

(a)           On March 4, 2011, the Company entered into a Reorganization and Share Exchange Agreement (the “Share Exchange Agreement”) with Financial Resolutions of America Corporation (“FRAC”), a California corporation which operates a judgment recovery business using its proprietary servicing platform, and all of FRAC’s shareholders.  Pursuant to the agreement, the FRAC Shareholders will exchange all of the common stock of FRAC owned by them, representing all of the issued and outstanding shares of common stock of FRAC, for shares of Series C Preferred Stock of the Company (the “Exchange”).  Upon consummation of the proposed Exchange, it is contemplated that FRAC shareholders will hold shares in the Company and FRAC will become a wholly owned subsidiary of the Company.

In addition to customary closing conditions being satisfied or waived, the consummation of the Exchange is conditioned upon, among other things: (a) completion of due diligence to the satisfaction of the parties; (b) the successful completion of a private placement of a minimum of 2,000,000 and a maximum of 10,000,000 shares of the Company’s Series B Preferred Stock at a purchase price of $1.00 per share (the “Series B Offering”) with the proceeds to be used primarily as working capital to facilitate the strategic growth and operations of FRAC after the Exchange; (c) letters of resignation from current executive officers of the Company and the appointment of current officers of FRAC as officers of the Company effective as of the closing of the Exchange (the “Closing”); (d) the  resignations of current directors of the Company, with the exception of Mr. Robert Shields, to be effective as of the Closing, and the appointment of Mr. Michael Leseney as director of the Company, effective as of the Closing; (e) the resignation of Mr. Robert Shields as a director of the Company and appointments of  Mr. Jon LaVine, Mr. Mark McDougal, Mr. Ronald G. Crane, and Ms. Tessie Saich as directors of the Company to be effective on the tenth day following the mailing by the Company of an information statement to the Company’s stockholders that complies with the requirements of Section 14(f) of the Exchange Act of 1934, as amended (the “Exchange Act”); (f) the satisfaction and assumption of all liabilities of the Company; and (g) a spin-off of the Company’s current exploration and mining business.

NOTE 10:         SUBSEQUENT EVENTS (continued)

The Share Exchange Agreement also contemplates that as soon as practicable following the Exchange, the Company will take certain corporate actions to effectuate or cause to be effectuated an (i) increase in authorized common stock, (ii) a redomicile from North Carolina to Delaware, (iii) a change in the corporation’s name to “Financial Resolutions of America Corporation,” and (iv) a reverse stock split of the outstanding Common Stock (“Reverse Stock Split”).  Following the Exchange and Reverse Stock Split, it is contemplated that the Company will have no more than 20,000,000 shares of common stock outstanding, of which FRAC Shareholders will hold 9,000,000 shares, existing shareholders of the Company will hold 1,000,000 shares, and subscribers to the Series B Offering will hold the remaining shares following the conversion of the Series B Preferred Shares into the Company’s Common Stock. It is contemplated that on the effective date of the Reverse Stock Split, each share of Series B Preferred Stock will automatically convert into shares of the Company’s post-Reverse Split Common Stock at the rate of one post-Reverse Stock Split share for each share of Series B Preferred Stock.  It is further contemplated that on the effective date of the Reverse Stock Split, all voting rights of the Series A Preferred Stock shall cease.  It is anticipated that the Company will subsequently redeem and retire the outstanding shares of Series A Preferred Stock.

In the event the Company is unable to raise $10,000,000 in the Series B Offering on or before March 31, 2011: (a) with the consent of FRAC, the Company may extend the date to April 30, 2011; (b) FRAC will have the right, in its sole discretion and upon written notice to the Company, to  terminate the Share Exchange Agreement, whereupon the Company will be obligated to cancel the Series B Offering and cause the return of all funds then held in escrow and cause the return of the Series A Shares to the Company  in exchange for its cancellation of all amounts due pursuant to the promissory note; or (c) so long as at least a minimum of $2,000,000 has been raised, FRAC will have a right to proceed with the  Exchange and the Company will close the Series B Offering with the amount of funds then raised.  If such date is extended to April 30, 2011, then at any time prior to such date FRAC will have the right, in its sole discretion, to terminate the Share Exchange Agreement whereupon the Company will cancel the Series B Offering. Notwithstanding the foregoing, the Share Exchange Agreement may be terminated by mutual consent or by either party if the Closing has not occurred on or before May 30, 2011.

(b)           Concurrently with the Share Exchange Agreement and as contemplated therein, on March 4, 2011, the Company entered into a Series A Preferred Stock Purchase Agreement with FRAC (the “Series A Purchase Agreement”), pursuant to which FRAC purchased an aggregate of 200,000 shares of Company’s Series A Preferred Stock, which in the aggregate represent voting rights equal to approximately 70% of the Company’s total voting power, for an aggregate purchase price of $479,290, which was paid in the form of a promissory note with the indebtedness represented by such note to be due and payable in full at the contemplated Closing (the “Note”). In the event the Share Exchange Agreement is terminated, FRAC will return the shares of Series A Preferred Stock in exchange for cancellation of the promissory note issued in connection with the purchase of such shares.

(c)           In connection with the transactions contemplated by the Share Exchange Agreement, the Company filed Articles of Amendment to designate shares of Series A Preferred Stock and Series B Preferred Stock as follows:

•
Designation of Series A Preferred Stock.  On March 4, 2011, the Company filed Articles of Amendment amending the Company’s Articles of Incorporation to designate 200,000 shares of the Company’s authorized Preferred Stock as Series A Preferred Stock. Shares of Series A Preferred Stock have been designated with the following rights, privileges, and preferences:  Each share of Series A Preferred Stock shall entitle the holder thereof to 1,000 votes, and the right to vote, together as a single class with holders of all common stock and preferred stock then outstanding, on any question or matter upon which holders of the Company’s common stock are entitled to vote.  Shares of Series A Preferred Stock shall not entitle the holders thereof to any dividends or liquidation preferences and such shares shall not be convertible into any other security of the Company.

•
Designation of Series B Preferred Stock.  On March 4, 2011, the Company filed Articles of Amendment amending the Company’s Articles of Incorporation to designate 10,000,000 shares of the Company’s authorized Preferred Stock as Series B Preferred Stock.  Shares of Series B Preferred Stock have been designated with the following rights, privileges, and preferences: Each share of Series B Preferred Stock shall automatically convert into shares of the Company’s post-Reverse Split Common Stock at a rate of one post-Reverse Split share of the Company’s Common Stock.