Form 10-Q
period 2011-03-31
Piedmont Mining Company, Inc.
filed 2011-05-16
CIK 1366826

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2011

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
Yes ☐                    No ☒

As of May 16, 2011 there were 78,376,025 outstanding shares of the issuer’s common stock.

PIEDMONT MINING COMPANY, INC.

FORM 10-Q INDEX

PIEDMONT MINING COMPANY, INC.
(An Exploration Stage Company)

CONSOLIDATED BALANCE SHEETS

	March 31, 2011	December 31, 2010
	(unaudited)

ASSETS

CURRENT ASSETS
Cash	$82	$176
Promissory note receivable (Notes 8 and 9)	479,290	-
	479,372	176

RECLAMATION BOND (Note 3)	11,566	11,566
MINERAL PROPERTY (Note 3)	1	1
INTEREST IN OIL LEASES (Note 2)	2	2

	$490,941	$11,745

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable	$401,329	$366,534
Due to related parties (Note 5)	815,967	754,685

TOTAL LIABILITIES	1,217,296	1,121,219

STOCKHOLDERS’ DEFICIT
CAPITAL STOCK (Note 6)
Authorized: 200,000,000 Common stock no par value 50,000,000 Preferred stock $1.00 par value Common stock issued and outstanding: 78,376,025 shares (December 31, 2010 – 78,376,025)	16,825,810	16,825,810
Series A Preferred stock issued and outstanding: 200,000 shares (December 31, 2010 – nil)	479,290	-
ADDITIONAL PAID IN CAPITAL	872,643	872,643
ACCUMULATED DEFICIT	(12,564,287)	(12,564,287)
DEFICIT ACCUMULATED DURING THE EXPLORATION STAGE	(6,339,811)	(6,243,640)

STOCKHOLDERS’ DEFICIT	(726,355)	(1,109,474)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$490,941	$11,745

CONTINGENCIES (NOTES 1 & 4)

SUBSEQUENT EVENTS (Note 9)

The accompanying notes are an integral part of these consolidated financial statements.

PIEDMONT MINING COMPANY, INC.
(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three months ended March 31, 2011	Three months ended March 31, 2010	For the Period from January 1, 2002 (Date of Inception of Exploration Stage) to March 31, 2011

REVENUES
Oil revenues	$-	$-	$3,233

EXPENSES
Depreciation	-	-	146,383
Exploration, geological and geophysical costs	54	577	2,347,353
Finance fees	-	-	191,200
General and administrative (Note 5)	11,727	12,319	1,001,375
Impairment of mineral properties	-	-	341,974
Management fees (Note 5)	42,000	42,000	1,224,872
Professional fees	42,390	31,447	1,075,622
	96,171	86,343	6,328,779

LOSS BEFORE OTHER ITEMS	(96,171)	(86,343)	(6,325,546)

INTEREST AND OTHER INCOME	-	-	32,325
OTHER NON-OPERATING LOSSES	-	-	(46,590)

NET LOSS FOR THE PERIOD	$(96,171)	$(86,343)	$(6,339,811)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING, BASIC AND DILUTED	78,376,025	71,236,976

BASIC AND DILUTED LOSS PER SHARE	$(0.001)	$(0.001)

The accompanying notes are an integral part of these consolidated financial statements.

PIEDMONT MINING COMPANY, INC.
(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
	Three months ended March 31, 2011	Three months ended March 31, 2010	For the Period from January 1, 2002 (Date of Inception of Exploration Stage) to March 31, 2011

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(96,171)	$(86,343)	$(6,339,811)
Adjustments to reconcile net loss to net cash from operating activities
- depreciation	-	-	146,383
- impairment of mineral properties	-	-	341,975
- stock based compensation	-	-	409,468
- warrants issued as finance fee	-	-	92,100
-non-cash expenses			47,468
- stock issued as finance fee	-	-	100,000
- other income	-	-	21,100
- loss on other non-operating activities	-	-	(21,000)
Changes in operating assets and liabilities:
- prepaid expenses and other	-	-	949
- due to related parties	61,282	50,940	720,760
- accounts payable and accrued liabilities	34,795	2,259	643,875

NET CASH USED IN OPERATING ACTIVITIES	(94)	(33,144)	(3,836,733)

CASH FLOWS USED IN INVESTING ACTIVITIES
Refund of reclamation bond	-	-	1,797
Purchase of property and equipment	-	-	(5,579)
Purchase of oil and gas interests	-	-	(2)
Mineral property costs	-	-	(296,042)
Proceeds from non-operating activities	-	-	97,125

NET CASH USED IN INVESTING ACTIVITIES	-	-	(202,701)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of shares for cash, net of issuance costs		17,500	3,747,674
Convertible notes	-	-	291,145

NET CASH FROM FINANCING ACTIVITIES		17,500	4,038,819

DECREASE IN CASH	(94)	(15,644)	(615)

CASH, BEGINNING	176	16,466	697

CASH, ENDING	$82	$822	$82

SUPPLEMENTARY CASH FLOW INFORMATION (Note 7)

The accompanying notes are an integral part of these consolidated financial statements.

NOTE 1:              NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Piedmont Mining Company, Inc. (the “Company”) was formed in 1983 under the laws of North Carolina, USA and is currently in the exploration stage. Since 2002 the Company has been primarily involved in the evaluation and exploration of mineral properties in the state of Nevada.  The Company’s focus has been on the exploration of gold and silver properties in Nevada.

Going Concern
These financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America with the assumptions applicable to a going concern which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.

The Company is in the exploration stage and to date has not yet generated any net revenues or cash flow from its activities, except for some minor cash flow from interests in two oil wells and advances from management. The Company has a history of losses and has a working capital deficit of $737,924 and an accumulated deficit of $18,904,098 at March 31, 2011.  The Company is dependent on the continued support of its creditors and its ability to raise further capital to fund ongoing expenditures for exploration and administration. In the current market conditions there is uncertainty that the necessary funding can be obtained as needed, raising substantial doubt as to the ability of the Company to continue as a going concern.  These financial statements do not reflect any adjustments to the carrying values of assets that might result from the outcome of this uncertainty.

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

On March 4, 2011, the Company entered into a Reorganization and Share Exchange Agreement.  (Refer to Note 8)

Unaudited Interim Financial Statements
The accompanying unaudited interim consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. They do not include all information and footnotes required by United States generally accepted accounting principles for complete financial statement disclosure. However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended December 31, 2010, included in the Company’s Form 10-K filed with the Securities and Exchange Commission on March 24, 2011. The unaudited interim consolidated financial statements should be read in conjunction with those financial statements included in the Form 10-K. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three months ended March 31, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.

Recent accounting pronouncements with future effective dates are not expected to have an impact on the Company’s current financial statements

NOTE 2:                      INTEREST IN OIL LEASES

The Company was granted interests in two oil wells in Tennessee in consideration for $2 consisting of a 10.5% undivided working interest in one well and a 6% over-riding royalty interest in another.  There was no cash flow from oil production in 2010 or 2011.

NOTE 3:              MINERAL PROPERTY

The Company has entered into exploration agreements as described below. A summary of the carrying amount of capitalized costs is as follows:

	March 31, 2011	December 31, 2010
Mineral Property
PPM Gold	$ 1	$ 1

	March 31, 2011	December 31, 2010
Reclamation Bonds
PPM Gold	$ 11,566	$ 11,566

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

The Company has not been able to meet its work commitment requirements in a timely manner due to a lack of adequate funding.  The Company is in discussions with Miranda about its continued participation in this project and the possible resumption of exploration activities when further funds become available. As a result, the Company wrote down the carrying value of this project to $1 at December 31, 2009.

NOTE 4:                      CONTINGENCY

During the year ended December 31, 2010, the Company was advised by its attorneys that a third party claimed a balance of $87,372 for uncompleted work expenditure requirements owing to them under a previous agreement.  The Company believes this claim is without foundation or merit and is disputing the amount.  The Company has not recorded a liability in relation to the foregoing matter as the amount and likelihood of loss, if any, cannot be determined at this time.

NOTE 5:                      DUE TO RELATED PARTIES AND RELATED PARTY TRANSACTIONS

During the three months ended March 31, 2011 the Company incurred management fees of $42,000 (2010: $42,000) to the Company’s President and CEO. In addition, the Company reimbursed the President for office rent which totaled $4,800 for the three months ended March 31, 2011 (2010: $4,800).  At March 31, 2011, a balance of $608,981 (December 31, 2010: $561,039) was owing to the President and CEO for unpaid management fees, rent and expense reimbursements.

During the three months ended March 31, 2011, the Company incurred exploration costs and fees of $0 (2010: $420) to the Company’s Vice-President.  At March 31, 2011 a balance of $33,668 (December 31, 2010: $33,668) was owing to the Vice-President for unpaid fees, exploration costs and expense reimbursements.

From time to time, the Company’s officers and directors advance loans to the Company. These loans bear interest at 5% per annum. These loans are unsecured and have no fixed repayment terms. The unpaid balance relating to these advances, which include accrued interest, at March 31, 2011 was $173,318 (December 31, 2010: $159,978).

No stock options were granted to officers or directors by the Company for the three month period ended March 31, 2011.  All related party transactions involving provision of services or transfer of tangible assets in the normal course of business were recorded at the exchange amount, which is the value established and agreed to by the related parties.

NOTE 6:                      CAPITAL STOCK

Share Capital
The Company’s capitalization is 50,000,000 authorized preferred shares with a par value of $1.00 per share and 200,000,000 common shares with no par value.

Preferred Stock transactions:
On March 4, 2011, the Company entered into a Series A Preferred Stock Purchase Agreement with FRAC (the “Series A Purchase Agreement”), pursuant to which FRAC purchased an aggregate of 200,000 shares of Company’s Series A Preferred Stock, for an aggregate purchase price of $479,290, which was paid in the form of a promissory note with the indebtedness represented by such note to be due and payable in full at the contemplated Closing (the “Note”). In the event the Share Exchange Agreement is terminated, FRAC will return the shares of Series A Preferred Stock in exchange for cancellation of the promissory note issued in connection with the purchase of such shares.

Common share transactions:
During the three months ended March 31, 2011, the Company did not have any common share transactions.

Stock-Based Compensation and Other Equity Transactions
The Company does not have a stock-based compensation plan. The Company’s Compensation Committee makes recommendations to the Board of Directors for the granting of awards of stock options to its officers and directors on a discretionary basis.

No stock options were granted during the three months ended March 31, 2011

Below is a summary of the stock option activity for the three months ended March 31, 2011.

	Number of Options	Weighted Average Exercise Price
Total Options:
Outstanding, December 31, 2010	4,250,000	$0.245
Expired March 31, 2011	(1,200,000)	0.20

Outstanding, March 31, 2011	3,050,000	$0.251

The following tables summarize information and terms of the options outstanding and exercisable:

Weighted
		Weighted			Average
		Average	Weighted		Remaining	Weighted
		Remaining	Average		Contractual	Average
Range of Exercise Prices	Number of Shares	Contractual Life (in years)	Exercise Price	Number of Shares	Life (in years)	Exercise Price

Options outstanding at March 31, 2011				Options exercisable at March 31, 2011
$ 0.25 – 0.28	3,050,000	0.576	$ 0.251	3,050,000	0.576	$ 0.251

Options outstanding at December 31, 2010				Options exercisable at December 31,2010
$ 0.23 – 0.28	4,250,000	0.62	$ 0.245	4,250,000	0.62	$ 0.245

Common stock purchase warrants
Total outstanding warrants at March 31, 2011 were 2,737,500. The exercise prices on all warrants range from $0.03 to $0.16 per share. The warrants are exercisable immediately upon issuance and expiration dates range from two and five years from the date of issuance.

During the three months ended March 31, 2011, the Company did not issue any warrants.

NOTE 6:                      CAPITAL STOCK (continued)

A summary of the Company’s stock purchase warrants as of March 31, 2011 is presented below:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Life (years)
Balance, December 31, 2010	3,162,500	0.057	1.52
Expired	(425,000)	0.112	-
Balance, March 31, 2011	2,737,500	0.049	0.15

NOTE 7:	SUPPLEMENTAL CASH FLOW INFORMATION

Other information	Three months ended March 31, 2011	Three months ended March 31, 2010
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

NOTE 8:                      REORGANIZATION AND SHARE EXCHANGE AGREEMENT

On March 4, 2011, the Company entered into a Reorganization and Share Exchange Agreement (the “Share Exchange Agreement”) with Financial Resolutions of America Corporation (“FRAC”), a California corporation which operates a judgment recovery business using its proprietary servicing platform, and all of FRAC’s shareholders.  Pursuant to the agreement, the FRAC Shareholders would exchange all of the common stock of FRAC owned by them, representing all of the issued and outstanding shares of common stock of FRAC, for shares of Series C Preferred Stock of the Company (the “Exchange”).  Upon consummation of the proposed Exchange, it was contemplated that FRAC shareholders will hold shares in the Company and FRAC will become a wholly owned subsidiary of the Company.

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

On March 30, 2011, the Reorganization and Share Exchange Agreement was extended to April 30, 2011.

NOTE 9:                      SUBSEQUENT EVENTS

On April 30, 2011 the Reorganization and Share Exchange Agreement was terminated with no further obligations on either side. Accordingly, the Series A Preferred Common Stock was returned to the Company in exchange for cancellation of the promissory note originally issued for such shares.  No Series B Preferred Stock were issued.

Management has evaluated events occurring between the end of its fiscal quarter March 31, 2011 to the date of filing.

Item 2. Management’s Discussion And Analysis Or Plan Of Operations

Forward-Looking Statements and Associated Risks.

Except for statements of historical facts, this report contains forward-looking statements involving risks and uncertainties. You can identify these statements by forward-looking words including “believes,” “considers,” “intends,”  “expects,” “may,” “will,” “should,” “forecast, “ or “anticipates,” or the equivalents of those words or comparable terminology, and by discussions of strategies that involve risks and uncertainties. Forward-looking statements are not guarantees of our future performance or results, and our actual results could differ materially from those anticipated in these forward-looking statements. We wish to caution readers to consider the important factors, among others, that in some cases have affected, and in the future could affect our actual results and could cause actual consolidated results for future fiscal years to differ materially from those expressed in any forward-looking statements made by us or on our behalf. These factors include without limitation, our ability to obtain capital and other financing in the amounts and at the times needed, identification of suitable exploration properties for acquisition, the successful discovery of gold, silver or other precious metals in quantities economically feasible for profitable production, changes in gold and silver prices, changes in the political climate for gold and silver exploration, and other risk factors listed from time to time in our Securities and Exchange Commission reports, including in particular the factors and discussions under the heading “Risk Factors” in the Annual Report on Form 10-K for the year ended December 31, 2010  that was filed with the Securities and Exchange Commission on March 24, 2011.

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

We currently have option agreements on exploration properties in the state of Nevada. Subject to the availability of adequate funding, we plan to conduct exploration for gold and silver on these properties and possibly at other properties we may enter into agreements on to assess whether they possess economic deposits of gold and/or possibly silver which could be recovered at a profit. We do not know whether a commercially viable ore body will be located on any of these properties.  Our current exploration plans are limited due to inadequate funding.

Although we obtained a small amount of cash flow from our interest in two oil wells in Tennessee during the third quarter of 2009, there is no assurance that we will receive any cash flow in the future.  Our ability to continue our exploration activities, fund ongoing expenditures, and continue as a going concern is dependent on our ability to obtain additional capital.  We plan to fund our operations by private placements of securities, transactions with other entities, cash flows from interests in small oil wells and advances from our management.  Management believes continued efforts to sell securities as well as advances from management should contribute toward funding the Company’s ongoing expenses until appropriate levels of funding can be arranged to conduct exploration, or revenue earned from production.  In light of the conditions of the global economy, there is no guarantee that we will be able to raise the required capital to continue as a going concern.

Going Concern

The report of our independent auditors in our December 31, 2010 financial statements includes an explanatory paragraph indicating that there is substantial doubt about our ability to continue as a going concern due to recurring losses from operations, an accumulated deficit of $18,807,927 and a working capital deficit of $1,121,041 at December 31, 2010. Our ability to continue as a going concern will be determined by our ability to raise adequate funds and conduct one or more successful exploration programs. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Results of Operations
Discussion of Revenues

In the third quarter of 2009, we received our first revenues from interests in two small oil wells for a total of $3,233.We have not received any revenues during the three months ended  March 31, 2011, and there is no assurance that we will receive any revenues in the future.

We do not anticipate that any significant revenues will be achieved from gold and silver exploration properties until we:

•	Obtain financing to continue our operations; or
•	Enter into a joint venture with a third party.

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

                      Expenses for the Three Month Period ended March 31, 2011 vs March 31, 2010

Exploration, geological and geophysical costs which includes impairment of mineral properties, decreased by $523, or 90.64% to $54 for the three months ended March 31, 2011 as compared to $577 for the three months ended March 31, 2010.  The principal reason for this decrease was a reduction in exploration activities due to a lack of funding.

General and administrative expenses decreased by $592 or 4.8% to $11,727 for the three months ended March 31, 2011 as compared to $12,319 for the three months ended March 31, 2010.  The principal reasons for this change was a reduction in travel and related expenses by the Company’s President and CEO and an increase in interest expense and public reporting.

Management fees of $42,000 were the same for the three months ended March 31, 2011 as compared to the three months ended  March 31, 2010.

For the three months ended March 31, 2011, professional fees increased by $10,943, or 34.8%  to $42,390 as compared to $31,447 for the three months ended March 31, 2010.  This change for the three month period is due to an increase in legal fees of $10,387 for business opportunities work.

Liquidity and Financial Condition
Cash and Working Capital

The Company is in the exploration stage and to date it has not yet generated any revenues or cash flow from its activities, except for some minor cash flow from interests in two small oil wells in 2009. The Company has had a history of losses.  We had an accumulated deficit of $18,807,927 from our inception in 1983 to December 31, 2010, and an accumulated deficit of $18,904,098 at March 31, 2011.  We had a working capital deficit of $737,924 at March 31, 2011 and $1,121,041 at December 31, 2010.  We have no long-term obligations, except for our exploration work commitments described under our property agreements on our optioned properties.

We had a cash balance of $176 on December 31, 2010 and a cash balance of $82 on March 31, 2011.  For the three month period ending March 31, 2011, we had net cash outflows of $94.  We had current liabilities of $1,217,296, which consisted of approximately 33% in accounts payable and 67% in amounts due to related parties for management fees, expenses and reimbursements, as of March 31, 2011.

The cash flows used in operations for the three month period ended March 31, 2011 were $94 compared with $33,144 for the same period in 2010.  Cash flows used in operations for the three month period ended March 31, 2011 consisted primarily of a net loss of $96,171, an increase in accounts payable and accrued liabilities of $32,536, and an increase of $10,342 to accrued expenses for amounts unpaid to related parties, as compared to March 31, 2010.

We had no financing activity during the three months ended March 31, 2011.

Internal and External Sources of Liquidity

During the remaining fiscal year 2011, we expect that our operations will be funded  by advances from management and  payments from outside parties. In addition, we are evaluating, and expect to continue to evaluate, a wide array of potential strategic transactions and relationships with third parties.   However, there is no assurance that we will be able to obtain sufficient funds to support our operations as planned.   We are dependent on the continued support of our creditors, our ability to raise further capital to fund ongoing expenditures. In current market conditions there is uncertainty that the necessary funding can be obtained as needed, raising substantial doubt as to the ability of the Company to continue operating as a going concern.  In the event, we are unable to raise additional capital, we will not be able to meet our obligations and will be required to further curtail or terminate some of our projects and/or activities.

Contractual Obligations
We do not engage in hedging transactions and we have no hedged mineral resources.

At March 31, 2011, our exploration work expenditures, lease and option payments, and claims maintenance payments on properties are as follows.

PPM Gold Project:


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

	Claims maintenance fees were paid by Miranda US in August, 2010.
	Annual payments; $0.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

We do not engage in hedging transactions and we have no hedged resources.

Item 3. Quantitative and Qualitative Disclosure About Market Risks

Not Applicable.

Item 4. Controls And Procedures

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

We have reviewed the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, our principal executive officer and financial officers concluded that there are some weaknesses in our internal controls, including those which relate to the review, approval and reconciliation of accounting data and entries. We believe that our disclosure controls and procedures are adequate, given our limited resources.  We hope to address these issues by reviewing and revising our internal accounting policies and procedures in the future.

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

PIEDMONT MINING COMPANY, INC.,
a North Carolina Corporation

Dated: May 16, 2011	/s/ Robert M. Shields, Jr.
By: Robert M. Shields, Jr. Its: Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)