Form 10-Q
period 2011-06-30
Piedmont Mining Company, Inc.
filed 2011-08-15
CIK 1366826

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2011

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
 Yes ☐                      No ☒

As of August 15, 2011, there were 78,376,025 outstanding shares of the issuer’s common stock.

PIEDMONT MINING COMPANY, INC.

FORM 10-Q INDEX

PIEDMONT MINING COMPANY, INC.
(An Exploration Stage Company)

CONSOLIDATED BALANCE SHEETS

	June 30, 2011	December 31, 2010
	(unaudited)

ASSETS

CURRENT ASSETS
Cash	$67	$176

RECLAMATION BOND (Note 3)	-	11,566
MINERAL PROPERTY (Note 3)	-	1
INTEREST IN OIL LEASES (Note 2)	2	2

	$69	$11,745

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable	$377,659	$366,534
Due to related parties (Note 5)	865,550	754,685

TOTAL LIABILITIES	1,243,209	1,121,219

STOCKHOLDERS’ DEFICIT
CAPITAL STOCK (Note 6)
Authorized: 200,000,000 Common stock no par value 50,000,000 Preferred stock $1.00 par value Common stock issued and outstanding: 78,376,025 shares (December 31, 2010 – 78,376,025)	16,825,810	16,825,810
ADDITIONAL PAID IN CAPITAL	872,643	872,643
ACCUMULATED DEFICIT	(12,564,287)	(12,564,287)
DEFICIT ACCUMULATED DURING THE EXPLORATION STAGE	(6,377,306)	(6,243,640)

STOCKHOLDERS’ DEFICIT	(1,243,140)	(1,109,474)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$69	$11,745

CONTINGENCIES (Notes 1 & 4)
SUBSEQUENT EVENT (Notes 3 & 9)

The accompanying notes are an integral part of these consolidated financial statements.

PIEDMONT MINING COMPANY, INC.
(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF LOSS
(unaudited)

	Three months ended June 30, 2011	Three months ended June 30, 2010		Six months ended June 30, 2011	Six months ended June 30, 2010	For the Period from January 1, 2002 (Date of Inception of Exploration Stage) to June 30, 2011
REVENUES
Oil revenues	$-	$-		$-	$-	$3,233

EXPENSES
Depreciation	-	-		-		146,383
Exploration, geological and geophysical costs (Note 2)	-	25,000		54	25,577	2,347,353
Finance fees	-	-		-	-	191,200
General and administrative	8,799	33,922		20,526	46,241	1,010,174
Impairment (recovery) of mineral properties (Note 3)	(14,184)	-		(14,184)		327,790
Management fees	42,000	42,000		84,000	84,000	1,266,872
Professional fees	880	33,206		43,270	64,653	1,076,502
	37,495	134,128		159,417	220,471	6,366,274

LOSS BEFORE OTHER ITEMS	(63,246)	(134,128)		(133,666)	(220,471)	(6,363,041)

OTHER ITEMS
Interest income	-	-		-	-	32,325
Other non-operating losses	-	-		-		(46,590)

NET LOSS FOR THE PERIOD	$(63,246)	$(134,128)		$(133,666)	$(220,471)	$(6,377,306)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING BASIC AND DILUTED	78,376,025	72,145,802	69	78,376,025	70,899,312

BASIC AND DILUTED LOSS PER SHARE	$(0.00)	$(0.00)		$(0.00)	$(0.00)

The accompanying notes are an integral part of these consolidated financial statements

PIEDMONT MINING COMPANY, INC.
(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
	Six months ended June 30, 2011	Six months ended June 30, 2010	For the Period from January 1, 2002 (Date of Inception of Exploration Stage) to June 30, 2011

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(133,666)	$(220,471)	$(6,377,306)
Adjustments to reconcile net loss to net cash from operating activities
- depreciation	-	-	146,383
- impairment (recovery) of mineral properties	(14,184)	-	327,791
- stock based compensation	-	-	409,468
- warrants issued as finance fee	-	-	92,100
-non-cash expenses			47,468
- stock issued as finance fee	-	-	100,000
- other income	-	-	21,100
- loss on other non-operating activities	-	-	(21,000)
Changes in operating assets and liabilities:
- prepaid expenses and other	-	-	949
- due to related parties	110,865	111,187	770,343
- accounts payable and accrued liabilities	36,876	70,318	645,956

NET CASH USED IN OPERATING ACTIVITIES	(109)	(38,966)	(3,836,748)

CASH FLOWS USED IN INVESTING ACTIVITIES
Refund of reclamation bond	-	-	1,797
Purchase of property and equipment	-	-	(5,579)
Purchase of oil and gas interests	-	-	(2)
Mineral property costs	-	-	(296,042)
Proceeds from non-operating activities	-	-	97,125

NET CASH USED IN INVESTING ACTIVITIES	-	-	(202,701)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of shares for cash, net of issuance costs		22,500	3,747,674
Convertible notes	-	-	291,145

NET CASH FROM FINANCING ACTIVITIES		22,500	4,038,819

DECREASE IN CASH	(109)	(16,466)	(630)

CASH, BEGINNING	176	16,466	697

CASH, ENDING	$67	$-	$67

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

The Company is in the exploration stage and to date has not yet generated any net revenues or cash flow from its activities, except for some minor cash flow from interests in two oil wells and advances from management. The Company has a history of losses and has a working capital deficit of $1,243,142 and an accumulated deficit of $18,941,593 at June 30, 2011.  The Company is dependent on the continued support of its creditors and its ability to raise further capital. In the current market conditions there is uncertainty that the necessary funding can be obtained as needed, raising substantial doubt as to the ability of the Company to continue as a going concern.  These financial statements do not reflect any adjustments to the carrying values of assets that might result from the outcome of this uncertainty.

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

On March 4, 2011, the Company entered into a Reorganization and Share Exchange Agreement, which was terminated on April 30, 2011, as provided for in the Agreement.  (Refer to Note 8)

Unaudited Interim Financial Statements
The accompanying unaudited interim consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. They do not include all information and footnotes required by United States generally accepted accounting principles for complete financial statement disclosure. However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended December 31, 2010, included in the Company’s Form 10-K filed with the Securities and Exchange Commission on March 24, 2011. The unaudited interim consolidated financial statements should be read in conjunction with those financial statements included in the Form 10-K. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the six months ended June 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.

Recent accounting pronouncements with future effective dates are not expected to have an impact on the Company’s current financial statements

NOTE 2:  INTEREST IN OIL LEASES

The Company was granted interests in two oil wells in Tennessee in consideration for $2 consisting of a 10.5% undivided working interest in one well and a 6% over-riding royalty interest in another.  There was no cash flow from oil production in 2010 or in 2011 to date.

NOTE 3:  MINERAL PROPERTY

The Company has entered into exploration agreements as described below. A summary of the carrying amount of capitalized costs is as follows:

	June 30, 2011	December 31, 2010
Mineral Property
PPM Gold	$ -	$ 1

	June 30, 2011	December 31, 2010
Reclamation Bonds
PPM Gold	$ -	$ 11,566

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

On July 28, 2011, the Bureau of Land Management notified the Company that the PPM project was closed at the request of Miranda and that the reclamation bond was being returned to Miranda.  Miranda has agreed to release the Company from all outstanding liabilities in exchange for the return of the reclamation bond.  As a result, the Company wrote down the remaining carrying value of this project including the reclamation bond to $Nil, and recognized a net recovery of $14,184 at June 30, 2011.

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

NOTE 5:  DUE TO RELATED PARTIES AND RELATED PARTY TRANSACTIONS

During the six months ended June 30, 2011 the Company incurred management fees of $84,000 (2010: $84,000) to the Company’s President and CEO. In addition, the Company reimbursed the President for office rent which totaled $9,600 for the six months ended June 30, 2011 (2010: $9,600).  At June 30, 2011, a balance of $656,578 (December 31, 2010: $561,039) was owing to the President and CEO for unpaid management fees, rent and expense reimbursements.

During the six months ended June 30, 2011, the Company incurred exploration costs and fees of $Nil (2010: $420) to the Company’s Vice-President.  At June 30, 2011 a balance of $33,668 (December 31, 2010: $33,668) was owing to the Vice-President for unpaid fees, exploration costs and expense reimbursements.

From time to time, the Company’s officers and directors advance loans to the Company. These loans bear interest at 5% per annum. These loans are unsecured and have no fixed repayment terms. The unpaid balance relating to these advances, which include accrued interest, at June 30, 2011 was $175,304 (December 31, 2010: $159,978).

No stock options were granted to officers or directors by the Company for the six month period ended June 30, 2011.  All related party transactions involving provision of services or transfer of tangible assets in the normal course of business were recorded at the exchange amount, which is the value established and agreed to by the related parties.

NOTE 6:  CAPITAL STOCK

Share Capital
The Company’s capitalization is 50,000,000 authorized preferred shares with a par value of $1.00 per share and 200,000,000 common shares with no par value.

Preferred Stock transactions:
On March 4, 2011, the Company entered into a Series A Preferred Stock Purchase Agreement with Financial Resolutions of America Corporation (“FRAC”), pursuant to which FRAC purchased an aggregate of 200,000 shares of Company’s Series A Preferred Stock, for an aggregate purchase price of $479,290, which was paid in the form of a promissory note with the indebtedness represented by such note to be due and payable in full at the contemplated closing.  The agreement was terminated on April 30, 2011, the preferred shares were returned and the promissory note was canceled.

Common share transactions:
During the six months ended June 30, 2011, the Company did not have any common share transactions.

Stock-Based Compensation and Other Equity Transactions
The Company does not have a stock-based compensation plan. The Company’s Compensation Committee makes recommendations to the Board of Directors for the granting of awards of stock options to its officers and directors on a discretionary basis.

No stock options were granted during the six months ended June 30, 2011

Below is a summary of the stock option activity for the six months ended June 30, 2011.

	Number of Options	Weighted Average Exercise Price
Total Options:
Outstanding, December 31, 2010	4,250,000	$0.245
Expired June 30, 2011	(2,500,000)	0.242

Outstanding, June 30 2011	1,750,000	$0.25

The following tables summarize information and terms of the options outstanding and exercisable:

Weighted
		Weighted			Average
		Average	Weighted		Remaining	Weighted
		Remaining	Average		Contractual	Average
Range of Exercise Prices	Number of Shares	Contractual Life (in years)	Exercise Price	Number of Shares	Life (in years)	Exercise Price

Options outstanding at June 30, 2011				Options exercisable at June 30,, 2011
$ 0.25	1,750,000	0.607	$ 0.25	1,750,000	0.67	$ 0.25

Options outstanding at December 31, 2010				Options exercisable at December 31,2010
$ 0.23 – 0.28	4,250,000	0.62	$ 0.245	4,250,000	0.62	$ 0.245

NOTE 6:  CAPITAL STOCK (continued)

Common stock purchase warrants
Total outstanding warrants at June 30, 2011 were 2,737,500. The exercise prices on all warrants range from $0.03 to $0.16 per share. The warrants are exercisable immediately upon issuance and expiration dates range from two and five years from the date of issuance.

During the six months ended June 30, 2011, the Company did not issue any warrants.

A summary of the Company’s stock purchase warrants as of June 30, 2011 is presented below:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Life (years)
Balance, December 31, 2010	3,162,500	$0.057	1.52
Expired	(425,000)	0.112	-
Balance at June 30, 2011	2,737,500	$0.049	1.23

NOTE 7:	SUPPLEMENTAL CASH FLOW INFORMATION

Other information	Six months ended June 30, 2011	Six months ended June 30, 2010
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

NOTE 8:  REORGANIZATION AND SHARE EXCHANGE AGREEMENT

On March 4, 2011, the Company entered into a Reorganization and Share Exchange Agreement (the “Share Exchange Agreement”) with FRAC, a California corporation which operates a judgment recovery business using its proprietary servicing platform, and all of FRAC’s shareholders.  Pursuant to the agreement, the FRAC Shareholders would exchange all of the common stock of FRAC owned by them, representing all of the issued and outstanding shares of common stock of FRAC, for shares of Series C Preferred Stock of the Company (the “Exchange”).  Upon consummation of the proposed Exchange, it was contemplated that FRAC shareholders would hold shares in the Company and FRAC would become a wholly owned subsidiary of the Company.

Concurrently with the Share Exchange Agreement and as contemplated therein, on March 4, 2011, the Company entered into a Series A Preferred Stock Purchase Agreement with FRAC, pursuant to which FRAC purchased an aggregate of 200,000 shares of Company’s Series A Preferred Stock, which in the aggregate represent voting rights equal to approximately 70% of the Company’s total voting power, for an aggregate purchase price of $479,290, which was paid in the form of a promissory note with the indebtedness represented by such note to be due and payable in full at the contemplated closing. In the event the Share Exchange Agreement is terminated, FRAC would return the shares of Series A Preferred Stock in exchange for cancellation of the promissory note issued in connection with the purchase of such shares.

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

On April 30, 2011 the Reorganization and Share Exchange Agreement was terminated with no further obligations on either side. Accordingly, the Series A Preferred Stock was returned to the Company in exchange for cancellation of the promissory note originally issued for such shares.  No Series B Preferred Stock was issued.

NOTE 9:  SUBSEQUENT EVENTS

Refer to Note 3.

Management has evaluated events occurring between the end of its fiscal quarter June 30, 2011 to the date of filing.

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

We had option agreements on exploration properties in the state of Nevada, but due to a lack of adequate funding, our exploration agreements have been terminated.  Our exploration plans are uncertain due to a lack of adequate funding.

Although we obtained a small amount of cash flow from our interest in two oil wells in Tennessee during the third quarter of 2009, there is no assurance that we will receive any cash flow in the future.  Our ability to continue as a going concern is dependent on our ability to obtain additional capital.  We plan to fund our operations by private placements of securities, transactions with other entities and advances from our management. In light of the conditions of the global economy, there is no guarantee that we will be able to raise the required capital to continue as a going concern.

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

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make a wide variety of estimates and assumptions that affect: (1) the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements, and (2) the reported amounts of revenues and expenses during the reporting periods covered by the financial statements. Our management makes judgments and estimates about the effect of matters that are inherently uncertain. As the number of variables and assumptions affecting the future resolution of the uncertainties increases, these judgments become even more subjective and complex. We have identified certain accounting policies that are most important to the portrayal of our current financial condition and results of operations.

Results of Operations
Discussion of Revenues

In the third quarter of 2009, we received our first revenues from interests in two small oil wells for a total of $3,233.We have not received any revenues during the six  months ended  June 30, 2011, and there is no assurance that we will receive any revenues in the future.

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

                       Expenses for the Three Month and Six Month Periods ended June 30, 2011 vs June 30, 2010

Exploration, geological and geophysical costs decreased by $25,000, or 100% to $0 for the three months ended June 30, 2011 as compared to $25,000 for the three months ended June 30, 2010.  The principal reason for this decrease was a reduction in exploration activities due to a lack of funding.

Exploration, geological and geophysical costs decreased by $25,577, or 100% to $0 for the six months ended June 30, 2011 as compared to $25,577 for the six months ended June 30, 2010.  The principal reason for this decrease was a reduction in exploration activities due to a lack of funding.

A recovery of previous mineral property impairments in the amount of $14,184 was recorded for the three and six months ended June 30, 2011 as compared to $0 for the three and six months ended June 30, 2010.  The principal reason for this was a write-down of the PPM Gold Project net with the forgiveness of debt related to the project.

General and administrative expenses decreased by $25,123 or 74.06% to $8,799 for the three months ended June 30, 2011 as compared to $33,922 for the three months ended June 30, 2010.  The principal reason for this change was a decrease in interest expense.

General and administrative expenses decreased by $25,715 or 55.61% to $20,526 for the six months ended June 30, 2011 as compared to $46,241 for the six months ended June 30, 2010.  The principal reasons for this change were a reduction in travel and related expenses by the Company’s President and CEO and a decrease in interest expense.

Management fees of $42,000 and $84,000 were the same for the three and six months ended June 30, 2011 as compared to the three and six months ended  June 30, 2010.

For the three months ended June 30, 2011, professional fees decreased by $32,326 to $880 as compared to $33,206 for the three months ended June 30, 2010.  This change for the three month period is due to the inactivity of the Company during this quarter.

For the six months ended June 30, 2011, professional fees decreased by $21,383 to $43,270 as compared to $64,653 for the six months ended June 30, 2010.  This change for the six month period is due to a reduction in legal fees.

Liquidity and Financial Condition

Cash and Working Capital

The Company is in the exploration stage and to date it has not yet generated any revenues or cash flow from its activities, except for some minor cash flow from interests in two small oil wells in 2009. The Company has had a history of losses.  We had an accumulated deficit of $18,807,927 from our inception in 1983 to December 31, 2010, and an accumulated deficit of $18,941,593 at June 30, 2011.  We had a working capital deficit of $1,243,142 at June 30, 2011 and $1,121,041 at December 31, 2010.  We have no remaining long-term obligations.

We had a cash balance of $176 on December 31, 2010 and a cash balance of $67 on June 30, 2011.  For the six month period ending June 30, 2011, we had net cash outflows of $109.  We had current liabilities of $1,243,209, which consisted of approximately 30% in accounts payable and 70% in amounts due to related parties for management fees, expenses and reimbursements, as of June 30, 2011.

The cash flows used in operations for the six month period ended June 30, 2011 were $109 compared with $38,966 for the same period in 2010.  Cash flows used in operations for the six month period ended June 30, 2011 consisted primarily of a net loss of $133,666, an increase in accounts payable and accrued liabilities of $36,876, and an increase of $110,865 in amounts unpaid to related parties for fees, cash advances, expenses paid on behalf of the Company.

We had no financing activity during the six months ended June 30, 2011

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

PIEDMONT MINING COMPANY, INC.,
a North Carolina Corporation

Dated: August 15, 2011	/s/ Robert M. Shields, Jr.
By: Robert M. Shields, Jr. Its: Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)