Form 10-Q
period 2011-09-30
Piedmont Mining Company, Inc.
filed 2011-11-28
CIK 1366826

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2011

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
Yes ☐                                No ☐

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
Yes ☐                      No ☒

As of November 18, 2011 there were 78,376,025 outstanding shares of the issuer’s common stock.

PIEDMONT MINING COMPANY, INC.

FORM 10-Q INDEX

PIEDMONT MINING COMPANY, INC.
(An Exploration Stage Company)

CONSOLIDATED BALANCE SHEETS

	September 30, 2011	December 31, 2010
	(unaudited)

ASSETS

CURRENT ASSETS
Cash	$52	$176

RECLAMATION BOND (Note 3)	-	11,566
MINERAL PROPERTY (Note 3)	-	1
INTEREST IN OIL LEASES (Note 2)	2	2

	$54	$11,745

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable	$395,638	$366,534
Due to related parties (Note 5)	916,376	754,685

TOTAL LIABILITIES	1,312,014	1,121,219

STOCKHOLDERS’ DEFICIT
CAPITAL STOCK (Note 6)
Authorized: 200,000,000 Common stock no par value 50,000,000 Preferred stock $1.00 par valueCommon stock issued and outstanding: 78,376,025 shares (December 31, 2010 – 78,376,025)	16,825,810	16,825,810
ADDITIONAL PAID IN CAPITAL	872,643	872,643
ACCUMULATED DEFICIT	(12,564,287)	(12,564,287)
DEFICIT ACCUMULATED DURING THE EXPLORATION STAGE	(6,446,126)	(6,243,640)

STOCKHOLDERS’ DEFICIT	(1,311,960)	(1,109,474)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$54	$11,745

CONTINGENCIES (Notes 1 & 4)
SUBSEQUENT EVENT (Notes 3 & 9)

The accompanying notes are an integral part of these consolidated financial statements.

PIEDMONT MINING COMPANY, INC.
(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF LOSS
(unaudited)

	Three months ended September 30, 2011	Three months ended September 30, 2010		Nine months ended September 30, 2011	Nine months ended September 30, 2010	For the Period from January 1, 2002 (Date of Inception of Exploration Stage) to September 30, 2011
REVENUES
Oil revenues	$-	$-		$-	$-	$3,233

EXPENSES
Depreciation	-	-		-		146,383
Exploration, geological and geophysical costs (Note 2)	-	402		54	25,979	2,347,353
Finance fees	-	-		-	-	191,200
General and administrative	17,061	9,183		37,587	55,500	1,027,235
Impairment (recovery) of mineral properties (Note 3)		-		(14,184)		327,790
Management fees	42,000	42,000		126,000	126,000	1,308,872
Professional fees	9,759	49,392		53,029	114,044	1,086,261
	68,820	100,977		202,486	321,523	6,435,094

LOSS BEFORE OTHER ITEMS	(68,820)	(100,977)		(202,486)	(321,523)	(6,431,861)

OTHER ITEMS
Interest income	-	-		-	-	32,325
Other non-operating losses	-	10,500		-	10,575	(46,590)

NET LOSS FOR THE PERIOD	$(68,820)	$(90,477	) )	$(202,486)	$(310,948)	$(6,446,126)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING BASIC AND DILUTED	78,376,025	78,376,025		78,376,025	72,979,364

BASIC AND DILUTED LOSS PER SHARE	$(0.00 3)	$(0.004)		$(0.003)	$(0.00 4)

The accompanying notes are an integral part of these consolidated financial statements

PIEDMONT MINING COMPANY, INC.
(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine months ended September 30, 2011	Nine months ended September 30, 2010	For the Period from January 1, 2002 (Date of Inception of Exploration Stage) to September 30, 2011

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(202,486)	$(310,948)	$(6,446,126)
Adjustments to reconcile net loss to net cash from operating activities
- depreciation	-	-	146,383
- impairment (recovery) of mineral properties	(14,184)	-	327,791
- stock based compensation	-	-	409,468
- warrants issued as finance fee	-	-	92,100
-non-cash expenses			47,468
- stock issued as finance fee	-	-	100,000
- other income	-	-	21,100
- loss on other non-operating activities	-	-	(21,000)
Changes in operating assets and liabilities:
- prepaid expenses and other	-	-	949
- due to related parties	161,691	158,495	821,169
- accounts payable and accrued liabilities	54,855	113,509	663,935

NET CASH USED IN OPERATING ACTIVITIES	(124)	(38,944)	(3,836,763)

CASH FLOWS USED IN INVESTING ACTIVITIES
Refund of reclamation bond	-	-	1,797
Purchase of property and equipment	-	-	(5,579)
Purchase of oil and gas interests	-	-	(2)
Mineral property costs	-	-	(296,042)
Proceeds from non-operating activities	-	-	97,125

NET CASH USED IN INVESTING ACTIVITIES	-	-	(202,701)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of shares for cash, net of issuance costs		22,500	3,747,674
Convertible notes	-	-	291,145

NET CASH FROM FINANCING ACTIVITIES		22,500	4,038,819

DECREASE IN CASH	(124)	(16,444)	(645)

CASH, BEGINNING	176	16,466	697

CASH, ENDING	$52	$22	$52

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

The Company is in the exploration stage and to date has not yet generated net revenues or cash flow from its activities, except for some minor cash flow from interests in two oil wells and advances from management. The Company has a history of losses and has a working capital deficit of $1,311,962 and an accumulated deficit of $19,010,413 at September 30, 2011.  The Company is dependent on the continued support of its creditors and its ability to raise further capital. In the current market conditions there is uncertainty that the necessary funding can be obtained as needed, raising substantial doubt as to the ability of the Company to continue as a going concern.  These financial statements do not reflect any adjustments to the carrying values of assets that might result from the outcome of this uncertainty.

The Company plans to fund its ongoing operations primarily by way of private placements of its securities and advances from management. Management believes that advances from management will contribute toward funding the Company’s activities until appropriate levels of funding can be arranged to recommence exploration and/or a merger can be arranged.. If the Company is unsuccessful in obtaining adequate funding, its proposed activities will continue to be postponed until market conditions improve.

On March 4, 2011, the Company entered into a Reorganization and Share Exchange Agreement, which was terminated on April 30, 2011, as provided for in the Agreement.  (Refer to Note 8)

Unaudited Interim Financial Statements
The accompanying unaudited interim consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. They do not include all information and footnotes required by United States generally accepted accounting principles for complete financial statement disclosure. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the year ended December 31, 2010, included in the Company’s Form 10-K filed with the Securities and Exchange Commission on March 24, 2011. The unaudited interim consolidated financial statements should be read in conjunction with those financial statements included in the Form 10-K. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the nine months ended September 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.

Recent accounting pronouncements with future effective dates are not expected to have a significant impact on the Company’s current financial statements

NOTE 2:  INTEREST IN OIL LEASES

The Company was granted interests in two oil wells in Tennessee in consideration for $2 consisting of a 10.5% undivided working interest in one well and a 6% over-riding royalty interest in another.  There was no cash flow from oil production in 2010 or in 2011 to date.

NOTE 3:  MINERAL PROPERTY

The Company has entered into exploration agreements as described below. A summary of the carrying amount of capitalized costs is as follows:

	September 30, 2011	December 31, 2010
Mineral Property
PPM Gold	$-	$1

	September 30, 2011	December 31, 2010
Reclamation Bonds
PPM Gold	$-	$11,566

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

NOTE 4:  CONTINGENCY

During the year ended December 31, 2010, the Company was advised by its attorneys that a third party claimed a balance of $87,372 for uncompleted work expenditure requirements owing to them under a previous agreement.  The Company believes this claim is without foundation or merit and is disputing the amount.  The Company has not recorded a liability in relation to the foregoing matter as the amount and likelihood of loss, if any, cannot be determined or reliably measured at this time.

NOTE 5:  DUE TO RELATED PARTIES AND RELATED PARTY TRANSACTIONS

During the nine months ended September 30, 2011 the Company incurred management fees of $126,000 (2010: $126,000) to the Company’s President and CEO. In addition, the Company reimbursed the President for office rent which totaled $14,400 for the nine months ended September 30, 2011 (2010: $14,400).  At September 30, 2011, a balance of $703,664 (December 31, 2010: $561,039) was owed to the President and CEO for unpaid management fees, rent and expense reimbursements.

During the nine months ended September 30, 2011, the Company incurred exploration costs and fees of $Nil (2010: $420) to the Company’s Vice-President.  At September 30, 2011 a balance of $33,668 (December 31, 2010: $33,668) was owing to the Vice-President for unpaid fees, exploration costs and expense reimbursements.

From time to time, the Company’s officers and directors advance loans to the Company. These loans bear interest at 5% per annum. These loans are unsecured and have no fixed repayment terms. The unpaid balance relating to these advances, which include accrued interest, at September 30, 2011 was $179,043 (December 31, 2010: $159,978).

No stock options were granted to officers or directors by the Company for the nine month period ended September 30, 2011.  All related party transactions involving provision of services or transfer of tangible assets in the normal course of business were recorded at the exchange amount, which is the value established and agreed to by the related parties.

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

Common Share transactions:
During the nine months ended September 30, 2011, the Company did not have any common share transactions.

Stock-Based Compensation and Other Equity Transactions
The Company does not have a stock-based compensation plan. The Company’s Compensation Committee makes recommendations to the Board of Directors for the granting of awards of stock options to its officers and directors on a discretionary basis.

No stock options were granted during the nine months ended September 30, 2011

Below is a summary of the stock option activity for the nine months ended September 30, 2011.

	Number of Options	Weighted Average Exercise Price
Total Options:
Outstanding, December 31, 2010	4,250,000	$0.245
Expired September 30, 2011	(2,500,000)	0.242

Outstanding, September 30 2011	1,750,000	$0.25

The following tables summarize information and terms of the options outstanding and exercisable:

Weighted
		Weighted			Average
		Average	Weighted		Remaining	Weighted
		Remaining	Average		Contractual	Average
Range of Exercise Prices	Number of Shares	Contractual Life (in years)	Exercise Price	Number of Shares	Life (in years)	Exercise Price

Options outstanding at September 30, 2011				Options exercisable at September 30, 2011
$ 0.25	1,750,000	0.357	$0.25	1,750,000	0.286	$0.25

Options outstanding at December 31, 2010				Options exercisable at December 31, 2010
$ 0.23 – 0.28	4,250,000	0.62	$0.245	4,250,000	0.62	$0.245

NOTE 6:  CAPITAL STOCK (continued)

Common stock purchase warrants
Total outstanding warrants at September 30, 2011 were 2,654,167. The exercise prices on all warrants range from $0.03 to $0.16 per share. The warrants are exercisable immediately upon issuance and expiration dates range from two and five years from the date of issuance.

During the nine months ended September 30, 2011, the Company did not issue any warrants.

A summary of the Company’s stock purchase warrants as of September 30, 2011 is presented below:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Life (years)
Balance, December 31, 2010	3,162,500	$0.057	1.52
Expired	(508,333)	0.110	-
Balance at September 30, 2011	2,654,167	$0.047	1.02

NOTE 7:	SUPPLEMENTAL CASH FLOW INFORMATION

Other information	Nine months ended September 30, 2011	Nine months ended September 30, 2010
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

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

Concurrent with the Share Exchange Agreement and as contemplated therein, on March 4, 2011, the Company entered into a Series A Preferred Stock Purchase Agreement with FRAC, pursuant to which FRAC purchased an aggregate of 200,000 shares of Company’s Series A Preferred Stock, which in the aggregate represent voting rights equal to approximately 70% of the Company’s total voting power, for an aggregate purchase price of $479,290, which was represented  in the form of a promissory note  to be due and payable in full at the contemplated closing. In the event the Share Exchange Agreement is terminated, FRAC would return the shares of Series A Preferred Stock in exchange for cancellation of the promissory note issued in connection with the purchase of such shares.

In connection with the transactions, the Company filed Articles of Amendment to designate shares of Series A Preferred Stock and Series B Preferred Stock as follows:

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

On April 30, 2011 the Reorganization and Share Exchange Agreement was terminated with no further obligations of either party. Accordingly, the Series A Preferred Stock was returned to the Company in exchange for cancellation of the promissory note originally issued for such shares.  No Series B Preferred Stock was issued.

The company took the position that the transaction was never completed as contemplated and that control did not pass.
Acccordingly a business combination transaction did not occur.

NOTE 9:  SUBSEQUENT EVENTS

Management has evaluated events occurring between the end of its fiscal quarter September 30, 2011 to the date of filing.

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

                       Expenses for the Three Month and Nine Month Periods ended September 30, 2011 vs September 30, 2010

Exploration, geological and geophysical costs decreased by $402, or 100% to $0 for the three months ended September 30, 2011 as compared to $402 for the three months ended September 30, 2010.  The principal reason for this decrease was a reduction in exploration activities due to a lack of funding.

Exploration, geological and geophysical costs decreased by $25,925, or 100% to $0 for the nine months ended September 30, 2011 as compared to $25,979 for the nine months ended September 30, 2010.  The principal reason for this decrease was a reduction in exploration activities due to a lack of funding.

A recovery of previous mineral property impairments in the amount of $14,184 was recorded for the three and nine months ended September 30, 2011 as compared to $0 for the three and nine months ended September 30, 2010.  The principal reason for this was a write-down of the PPM Gold Project net with the forgiveness of debt related to the project.

General and administrative expenses increased by $7,878 or 85.79% to $17,061 for the three months ended September 30, 2011 as compared to $9,183 for the three months ended September 30, 2010.  The principal reasons for this change were an increase in interest expense and a reduction in public reporting expenses.

General and administrative expenses decreased by $17,913 or 32.28% to $37,587 for the nine months ended September 30, 2011 as compared to $55,500 for the nine months ended September 30, 2010.  The principal reasons for this change were a reduction in travel and related expenses by the Company’s President and CEO and a decrease in interest expense.

Management fees of $42,000 and $126,000 were the same for the three and nine months ended September 30, 2011 as compared to the three and nine months ended September 30, 2010.

For the three months ended September 30, 2011, professional fees decreased by $39,633 to $9,759 as compared to $49,392 for the three months ended September 30, 2010.  This change for the three month period is due to the inactivity of the Company during this quarter.

For the nine months ended September 30, 2011, professional fees decreased by $61,015 to $53,029 as compared to $114,044 for the nine months ended September 30, 2010.  This change for the nine month period is due to a reduction in legal fees.

Liquidity and Financial Condition
Cash and Working Capital
The Company has suspended its exploration operations due to a lack of funding and to date it has not yet generated any revenues or cash flow from its activities, except for some minor cash flow from interests in two small oil wells in 2009. The Company has had a history of losses.  We had an accumulated deficit of $18,807,927 from our inception in 1983 to December 31, 2010, and an accumulated deficit of $19,010,413 at September 30, 2011.  We had a working capital deficit of $1,311,962 at September 30, 2011 and $1,121,041 at December 31, 2010.  We have no remaining long-term obligations.

We had a cash balance of $176 on December 31, 2010 and a cash balance of $52 on September 30, 2011.  For the nine month period ending September 30, 2011, we had net cash outflows of $124.  We had current liabilities of $1,312,014, which consisted of approximately 30% in accounts payable and 70% in amounts due to related parties for management fees, expenses and reimbursements, as of September 30, 2011.

The cash flows used in operations for the nine month period ended September 30, 2011 were $124 compared with $38,944 for the same period in 2010.  Cash flows used in operations for the nine month period ended September 30, 2011 consisted primarily of a net loss of $202,486, an increase in accounts payable and accrued liabilities of $54,855, and an increase of $161,691 in amounts unpaid to related parties for fees, cash advances, expenses paid on behalf of the Company.

We had no financing activity during the nine months ended September 30, 2011

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

PIEDMONT MINING COMPANY, INC.,
a North Carolina Corporation

Dated: November 18, 2011	/s/ Robert M. Shields, Jr.
By: Robert M. Shields, Jr.
Its: Chief Executive Officer (Principal Executive Officer)
and Chief Financial Officer (Principal Financial Officer and
Principal Accounting Officer)