Form 10-Q/A
period 2011-06-30
Piedmont Mining Company, Inc.
filed 2011-12-23
CIK 1366826

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
(Amendment No. 2)
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

Explanatory Note. On August 15, 2011, Piedmont Mining Company, Inc. (the “Company”) filed a quarterly report on Form 10-Q for the period ended June 30, 2011 (the “Original Filing”).  On December 1, 2011, the Original Filing was amended to include the Interactive Data required to be submitted pursuant to Rule 405 of Regulation S-T.  This Amendment No. 2 to the Original Filing is being filed to update the cover page to indicate that the Company has submitted the Interactive Data required by Rule 405 of Regulation S-T.

Unless otherwise stated, all information contained in this amendment is as of August 15, 2011, the filing date of the Original Filing.  Except as stated herein, the Form 10-Q/A does not reflect events or transactions occurring after such filing date or modify or update those disclosures in the Original Filing that may have been affected by events or transactions occurring subsequent to such filing date.

Item 6. Exhibits

Exhibit	Item
31.1	Certification Pursuant to Section 302*
32.1	Certification Pursuant to 18 U.S.C. Section 1350*

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PIEDMONT MINING COMPANY, INC.,
a North Carolina Corporation

Dated: December 22, 2011	/s/ Robert M. Shields, Jr.
By: Robert M. Shields, Jr. Its: Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)